Form 10-Q
period 1996-06-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1996-09-23
CIK 1010550

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                          ____________________

                             FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996



                Commission File Number:  0-21385
                                         -------

             WESTWOOD HOMESTEAD FINANCIAL CORPORATION
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Indiana                                       31-1463057
- -----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

3002 Harrison Avenue, Cincinnati, Ohio              45211-5789
- -----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(513) 661-5735
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such require-
ments for the past ninety days: Yes [    ] No [X].  The
registrant has not been subject to the reporting requirements of the Exchange Act for the past 90 days.

As of June 30, 1996, there were no shares of the registrant's
Common Stock, par value $0.01 per share issued and outstanding.


Transitional small business disclosure format (check one):
Yes [   ]  No [X]

                                     CONTENTS

                                                             PAGE
                                                             ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

    Statements of Financial Condition as of
      June 30, 1996 (unaudited) and December 31, 1995          1

   Statements of Operations for the Three- and
      Six-Month Periods Ended June 30, 1996 and 1995           2

   Statements of Retained Income as of June 30, 1996
     (unaudited) and December 31, 1995                         3

   Statements of Cash Flows for the Six-Month Periods
     Ended June 30, 1996 and 1995                              4

   Notes to Financial Statements                               5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  6


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                   10

  Item 2.  Changes in Securities                               10

  Item 3.  Defaults Upon Senior Securities                     10

  Item 4.  Submission of Matters to a Vote of
             Security-Holders                                  10

  Item 5.  Other Information                                   10

  Item 6.  Exhibits and Reports on Form 8-K                    10


SIGNATURES

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                   THE WESTWOOD HOMESTEAD SAVINGS BANK
                    Statements of Financial Condition
                            (Unaudited)

                                            June 30,        December 31,
                                              1996              1995
                                           ---------        -------------
Assets

Cash and cash equivalents               $   649,184         $   869,124
Securities available for sale               982,315             993,460
Mortgage backed securities available
  for sale                               15,324,877          17,380,012
Loans held for sale                         693,279           1,697,114
Loans receivable                         78,045,144          73,245,098
Stock in Federal Home Loan Bank             921,000             889,900
Accrued interest receivable                 529,126             507,714
Premises and equipment, net                 610,671             590,871
Income taxes                                232,568             364,978
Prepaid expenses and other assets           442,399              99,740
                                        -----------         -----------
  Total assets                           98,430,564          96,638,011
                                        ===========         ===========

Liabilities and retained income
  Deposits                               82,787,106          81,748,061
  Federal Home Loan Bank  advances        1,133,170             138,604
  Advances from borrowers for taxes
    and insurance                           105,305             501,491
  Accrued expenses and other
    liabilities                              42,123              59,833
                                        -----------         -----------
    Total liabilities                    84,067,704          82,447,989
                                        ===========         ===========

Contingencies  (Note 3)

Retained income:
  Retained income                        14,733,432          14,517,003
  Net unrealized loss on securities
    available for sale                     (370,572)           (326,981)
                                        -----------         -----------
   Total retained income                 14,362,860          14,190,022
                                        -----------         -----------
    Total liabilities and retained
      income                            $98,430,564         $96,638,011
                                        ===========         ===========

See accompanying notes to financial statements.

                   THE WESTWOOD HOMESTEAD SAVINGS BANK
                        Statements of Operations
                              (Unaudited)

                                    Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                  ---------------------    ----------------------
                                   1996          1995        1996          1995
                                 --------      --------    --------      -------
Interest income:
  Loans receivable               $1,546,442     $1,407,391  $3,050,426    $2,808,967
  Mortgage backed securities        263,685        529,291     534,054     1,094,862
  Investment securities and
   interest bearing deposits
   with banks                        42,121         44,802      82,839        86,592
                                 ----------     ----------  ----------    ----------
    Total interest income         1,852,248      1,981,483   3,667,319     3,990,421
                                 ----------     ----------  ----------    ----------

Interest expense:
  Deposits                        1,207,538      1,258,076   2,415,042     2,503,332
  Borrowings                          4,304        109,551       7,119       237,374
                                 ----------     ----------  ----------    ----------
    Total interest expense        1,211,842      1,367,627   2,422,162     2,740,705
                                 ----------     ----------  ----------    ----------
    Net interest income             640,407        613,857   1,245,157     1,249,715
Provision for loan losses            15,082             --      30,169            --
Net interest income after
  provision for loan losses         625,325        613,857   1,214,988     1,249,715
                                 ----------     ----------  ----------    ----------

Non-interest income (loss):
  Gain(loss) on sale of
    securities                        7,270       (592,225)      4,458      (592,225)
  Gain on loan sales                  1,397             --      36,570            --
  Service charges and fees           14,990         21,467      28,161        50,775
                                 ----------     ----------  ----------    ----------
Total non-interest income(loss)      23,657       (570,758)     69,188      (541,450)
                                 ----------     ----------  ----------    ----------

Non-interest expense:
  Compensation and benefits         238,230        185,855     476,372       370,533
  Occupancy costs                    30,335         23,369      63,188        47,055
  Franchise tax                      46,800         40,198      99,300        93,448
  Federal deposit insurance
    premiums                         46,759         53,610      93,017       107,221
  Data processing                    19,862         16,577      41,284        38,417
  Legal, accounting and
    examination fees                 23,176         17,461      39,716        30,846
  Consulting fees                     5,586         33,893      23,268        33,893
  Advertising                        14,718          9,017      24,602        21,960
  Unrealized loss-loans
    held for sale                    13,457             --      21,085            --
  Other                              39,397         41,563      74,415        75,417
                                 ----------     ----------  ----------    ----------
    Total non-interest expense      478,319        421,543     956,248       818,790
                                 ----------     ----------  ----------    ----------
    Income (loss) before tax        170,663       (378,445)    327,929      (110,525)
Income tax expense (benefit)         58,000        (91,600)    111,500            --
                                 ----------     ----------  ----------    ----------
Net income (loss)                $  112,663     $ (286,845) $  216,429    $ (110,525)
                                 ==========     ==========  ==========
  ==========

See accompanying notes to financial statements

                   THE WESTWOOD HOMESTEAD SAVINGS BANK
                 Statements of Changes in Retained Income
                              (Unaudited)

                                                      Unrealized
                                    Retained       loss on securities
                                    income        available for sale    Total
                                   ---------      ------------------   -------

Balance at December 31, 1995      $14,517,003       $(326,981)        $14,190,022

  Net income                          216,429              --             216,429

  Unrealized loss securities
    available for sale-net                 --         (43,591)            (43,591)
                                  -----------       ---------         -----------
Balance at June 30, 1996          $14,733,432       $(370,572)        $14,362,860
                                  ===========       =========
===========

See accompanying notes to financial statements.

                   THE WESTWOOD HOMESTEAD SAVINGS BANK
                        Statements of Cash Flows
                              (Unaudited)


                                               Six Months Ended June 30,
                                               ----------------------------
                                                  1996               1995
                                               ---------          ----------
Cash flows from operating activities:
  Net income(loss)                              $   216,429       $    (110,525)
  Adjustments to reconcile net income (loss):
    Net amortization of premium and discounts         6,726              16,851
    Depreciation of premises and equipment           30,321              27,314
    Federal Home Loan Bank stock dividend           (31,100)            (27,600)
    Deferred income taxes                            15,057             (23,201)
    Accretion of net loan fees deferred               3,861             (12,593)
    Provision for loan loss                          30,169                  --
    Loss (gain)on securities sales                   (4,457)            592,225
    Gain on loan sales                              (36,569)                 --
    Net loans originated held for sale             (437,079)                 --
    Proceeds from sale of loans held for sale     1,477,483                  --
    Change in:
     Accrued interest receivable                    (21,412)             49,166
     Prepaid expenses and other assets             (342,660)           (126,981)
     Accrued expenses                               (45,910)           (112,924)
     Income taxes                                   168,012             (58,743)
                                                -----------        ------------
      Net cash provided by operating activities    1,028,871            212,989
                                                ============       ============
Cash from investing activities:
  Proceeds from sale of mortgage backed
    securities                                     1,667,340         15,222,137
  Principal payments on mortgage backed
    securities                                       330,621          1,075,472
  Net  (increase) decrease in loans
    receivable                                    (4,834,076)           306,678
  Additions to premises and equipment                (50,121)            (9,899)
  Sale of Federal Home Loan Bank stock                    --             13,400
                                                ------------       ------------
      Net cash (used in)provided by
       investing activities                       (2,886,236)        16,607,788
                                                ------------       ------------

Cash flow from financing activities
  Net increase (decrease) in deposits              1,039,046         (7,116,385)
  Increase (decrease) in Federal funds purchased   1,000,000         (2,200,000)
  Short term Federal Home Loan Bank advances              --         (5,200,000)
  Long term Federal Home Loan Bank advances
    repayment                                         (5,434)            (5,004)
  Net decrease in advances from borrowers for
    taxes and insurance                             (396,187)          (442,502)
                                                ------------       ------------
      Net cash provided by (used in) financing
        activities                                 1,637,425        (14,963,891)
                                                ------------       ------------
      Net (decrease)increase in cash and
        cash equivalents                            (219,940)         1,856,886

Beginning cash and cash equivalents                  869,124            747,804
                                                ------------       ------------
Ending cash and cash equivalents                $    649,184       $  2,604,690
                                                ============       ============

See accompanying notes to financial statements

                   THE WESTWOOD HOMESTEAD SAVINGS BANK
                       Note to Financial Statements
                             (Unaudited)
                June 30, 1996 and December 31, 1995


(1)   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
      ----------------------------------------
      Westwood Homestead Financial Corporation ("The Company") was incorporated under the laws of the State of Indiana for the purpose of becoming a holding company for Westwood Homestead Savings Bank ("The Bank") as part of the conversion of the Bank from mutual to stock form (the "Conversion"). The Company is headquartered in Cincinnati, Ohio and its business activities will initially be limited to the State of Ohio. Upon consummation of the Conversion, the Company's primary assets will be the outstanding capital stock of the Bank, a portion of the net proceeds of the Conversion, and a note receivable from the Company's Employee Stock Ownership Plan. The Plan of Conversion was approved by the Bank's members at a special meeting held September 11, 1996. The consummation of the Conversion will be subject to, among other things, nonobjection of the Federal Deposit Insurance Corporation ("FDIC"). The Company commenced on August 15, 1996, a Subscription and Community Offering of its shares in connection with the Conversion ("the Offering"). It is anticipated that the offering will close in late September 1996.

      The Company has not transacted any material business activities to date other than those associated with the preparations for the issuance of stock. Accordingly, the financial statements included herein are for the Bank only.

(2)   BASIS OF PRESENTATION.
      ---------------------
      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of operations, statements of retained income and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(3)   CONTINGENCIES.
      -------------
      Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER
31, 1995

      Assets. Total assets increased $1.8 million, or 1.8% from $96.6 million at December 31, 1995 to $98.4 million at June 30, 1996. The increase was primarily due to an increase of $4.8 million, or 6.6%, in loans receivable, net, partially offset by a decrease of $2.1 million in mortgage backed securities and $1.0 million in loans held for sale. Prepaid expenses and other assets increased $343,000 during the six months ended June 30, 1996 due to annual prepaid expenses and deferred Conversion related expenses to be paid from Conversion proceeds.

The increase in loans receivable was primarily due to an increase in one-to-four family adjustable rate loans. Mortgage backed securities decreased primarily due to $1.7 million in sales and $300,000 in normal repayments. The net decrease in loans held for sale represents $1.5 million in loans sold offset by $400,000 of originations.

     Liabilities. The Bank's deposits increased $1.0 million from $81.7 million at December 31, 1995 to $82.7 at June 30, 1996 primarily due to increased certificate balances. Short term Federal Home Loan Bank advances increased $1.0 million during the six month period to fund loan growth of the Bank.

     Retained Income. Retained income increased $173,000 to $14.4 million at June 30,1996 from $14.2 million at December 31, 1995. This increase was due to net income of $216,000 offset by an increase in net unrealized loss on securities available for sale of $44,000, net of tax.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS
ENDED JUNE 30, 1996 AND 1995

     Net Income. Net income increased $400,000 to $113,000 for the quarter ended June 30, 1996 from a loss of $287,000 for the quarter ended June 30, 1995. The increase was primarily due to the loss on sale of securities available for sale of $592,000 during the quarter ended June 30, 1995 compared to a $7,000 gain on sale of securities during the quarter ended June 30, 1996. Net income increased $327,000 to $216,000 for the six months ended June 30, 1996 from a loss of $111,000 for the six months ended June 30, 1995. This increase also relates to the $592,000 loss on sale of securities available for sale during the six months ended June 30, 1995.

     Net Interest Income. Net interest income increased $26,000, or 4.2%, to $640,000 for the quarter ended June 30, 1996 from $614,000 for the quarter ended June 30, 1995. This increase was primarily due to an increase of 8 basis points in the net interest rate spread to 1.82% for the quarter ended June 30, 1996 from 1.74% for the quarter ended June 30, 1995. Net interest income decreased $5,000 to $1,245,000 for the six months ended June 30, 1996 from $1,250,000 for the six months ended June 30, 1995.

     Interest Income. Interest income decreased $129,000, or 6.5%, to $1,852,000 for the quarter ended June 30, 1996 from $1,981,000 for the quarter ended June 30, 1995. This decrease was due primarily to a decrease of $5.7 million, or 5.6%, in average interest earning assets to $96.8 million for the quarter ended June 30, 1996 from $102.5 million for the quarter ended June 30, 1995. Interest income on loans receivable increased $139,000, or 9.9%, to $1,546,000 for the quarter ended June 30,
1996 from $1,407,000 for the quarter ended June 30, 1995. Interest income on mortgage backed securities decreased $265,000, or 50.0%, to $264,000 for the quarter ended June 30, 1996 from $529,000 for the quarter ended June 30, 1995. This shift in interest income relates directly to the changes in the Statements of Financial Condition designed to reemphasize higher yielding mortgage originations funded with local deposits. Interest income decreased $323,000, or 8.1%, to $3,667,000 for the six month ended June 30, 1996 from $3,990,000 for the six months ended June 30, 1995. This decrease was due primarily to a decrease of $11.4 million, or 10.6%, in average interest earning assets to $95.9 million for the six months ended June 30, 1996 from $107.3 million for the six months ended June 30, 1995. The average yield on interest earning assets increased 21 basis points to 7.65% for the six months ended June 30, 1996 from 7.44% for the six months ended June 30, 1995. The decrease in the average yield on loans receivable from 8.03% for the six months ended June 30, 1995 to 7.99% for the six months ended was more than offset by the change in mix of the Statements of Financial Condition.

     Interest Expense. Interest expense decreased $156,000, or 11.4%, to $1,212,000 for the quarter ended June 30, 1996 from $1,368,000 for the quarter ended June 30, 1995, This decrease was due primarily to a decrease in average interest bearing liabilities of $8.3 million, or 9.1%, to $83.1 million for the quarter ended June 30, 1996 from $91.4 million for the quarter ended June 30, 1995. Interest expense decreased $319,000, or 11.6%, to $2,422,000 for the six months ended June 30, 1996 from
$2,741,000 for the six months ended June 30, 1995.   A decrease
in the average balance of interest bearing liabilities of $12.6 million, or 13.2% more than offset an increase in the average cost to 5.85% for the six months ended June 30, 1996 from 5.73% for the six months ended June 30, 1995. The decrease in deposits was due primarily to maturing out of state certificates that did not renew.

     Provision for Loan Losses. The Bank established provisions for loan losses of $15,000 and $30,000 during the quarter and six months ended June 30, 1996, respectively, as compared to no provisions for the quarter and six months ended June 30, 1995. This increase was due primarily to the inherent risk associated with the recently developed loan products which have been implemented to diversify the loan portfolio.

     Non-Interest Income. Total non-interest income increased $595,000 to $24,000 for the quarter ended June 30, 1996 from a negative $571,000 for the quarter ended June 30, 1995. The primary cause for the increase was the absence of the loss on sale of securities available for sale of $592,000 during the quarter ended June 30, 1996. Service charges and fees decreased $6,000, or 29.6%, to $15,000 for the quarter ended June 30, 1996 from $21,000 for the quarter ended June 30, 1995. This decrease was due primarily to unusually high number of early withdrawal
penalties collected during the quarter ended June 30, 1995.   Non
interest income increased $610,000 to $69,000 for the six months ended June 30, 1996 from a negative $541,000 for the six months ended June 30, 1995. The Bank recognized a $37,000 gain on loan sales during the six months ended June 30, 1996.

     Non-Interest Expense. Non-interest expense increased $56,000, or 13.2%, to $478,000 for the quarter ended June 30, 1996 from $422,000 for the quarter ended June 30, 1995. Compensation and benefits increased $52,000, or 28.0%, during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 primarily due to increased staffing levels and expenses relating to the Directors' Retirement Plan. Consulting fees decreased $28,000 for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 primarily due to the absence of the costs incurred in 1995 to evaluate the securities
portfolio.   Non-interest expense increased $137,000, or 16.7%,
to $956,000 for the six months ended June 30, 1996 from $819,000 for the six months ended June 30, 1995. The Bank recently started originating loans for sale in the secondary market to increase fee income. As of June 30, 1996 the Bank's loans held for sale were carried at market value resulting in an unrealized
loss of $21,000.   Management anticipates selling these loans in
an easing interest rate environment.

     Income Taxes. The Bank's income tax expense increased $150,000 to $58,000 for the quarter ended June 30, 1996 from a negative $92,000 for the quarter ended June 30, 1995. The loss on securities sales incurred during the quarter ended June 30, 1995 eliminated taxable income for the period. Income tax expense increased to $111,000 for the six months ended June 30, 1996 from zero for the six months ended June 30, 1995. The Bank did not have taxable income for the six months ended June 30, 1995 due to the loss on sale of securities available for sale.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased 25.3% to $649,000 for the six months ended June 30. 1996 while advances from Federal Home Loan Bank increased $1.0 million to fund loan growth. Following the completion of the Conversion, the Bank will receive at least 50% of the net proceeds from the Conversion. The Bank plans to use these funds to payoff the short term advances and rebuild its liquidity portfolio. This portfolio will be used to accommodate fluctuations in daily operations.

     At June 30, 1996, the Bank exceeded all regulatory minimum capital requirements. The following table reconciles the Bank's retained income as reported in the financial statements at June 30, 1996 to its tangible, core and risk-based capital levels and compares such totals to the regulatory requirements.

                                                  Percent of
                               Amount             avg. assets
                               ------             -----------
Tangible capital:
  Actual                      $14,733,431           15.01%
  Requirement                   1,472,769            1.50%
                              -----------           -----
  Excess                       13,260,662           13.51%
                             ============           =====

Core capital:
  Actual                       14,733,431           15.01%
  Requirement                   2,945,537            3.00%
                              -----------           -----
  Excess                       11,787,894           12.01%
                             ============           =====

Risk-based capital
  Actual                       14,865,309           30.39%
  Requirement                   3,913,520            8.00%
                              -----------           -----
  Excess                      $10,951,789           22.39%
                              ===========           =====

DISPARITY BETWEEN SAIF AND BIF INSURANCE PREMIUMS; SAIF SPECIAL
ASSESSMENT

     The Bank's savings deposits are insured by the SAIF, which is administered by the FDIC. The assessment rate currently ranges from 0.23% of deposits for well capitalized institutions to 0.31% of deposits for undercapitalized institutions. The FDIC also administers the Bank Insurance Fund ("BIF"), which has the same designated reserve ratio as the SAIF. The deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF ranges from .27% of insured deposits for undercapitalized BIF-insured institutions to a statutory minimum of $2,000 annually for well-capitalized institutions, which constitute over 90% of the BIF-insured institutions. The existing substantial disparity in the deposit insurance premiums paid by BIF and SAIF members places SAIF-insured savings institutions such as the Bank at a significant competitive disadvantage to BIF-insured institutions.

     In September 1995, Congress began consideration of a recapitalization plan for the SAIF. The purpose of the plan is to eliminate the significant disparity between deposit insurance rates paid by savings associations such as the Bank and most commercial banks. This disparity has adversely affected the Bank's competitive position vis-a-vis its commercial banking competitors which are insured by the BIF. In April 1996, there was an attempt to attach legislation that would have provided for a special one-time assessment to recapitalize the SAIF and would have spread the interest payments on obligations issued by the Financing Corporation on all FDIC-insured institutions. Such attempt was unsuccessful. The Bank cannot predict whether this proposed legislation will be enacted in the future or, if enacted, what its final form will be.

     The following summarizes the major provisions of the legislation as most recently considered by Congress. As part of the continuing resolution, Congress proposed to authorize the FDIC to assess a one-time fee on institutions, like the Bank, with deposits insured by the SAIF in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act ("FDIA"). The amount of such assessment would be determined by the FDIC based on the amount of reserves in the SAIF, the amount of insured deposits and such other factors as the FDIC deemed appropriate. The amount of such assessment for an individual institution would have been based on its SAIF-assessable deposits as of March 31, 1995 and was expected to range between 0.85% and 0.90% of such deposits. The special assessment would have been required to be accrued in the quarter in which the legislation was passed by Congress and would have been due on such date as the FDIC prescribed within 60 days of enactment of the legislation. The proposed legislation provided for the merger of the SAIF and the BIF into a single Deposit Insurance Fund effective January 1, 1998 if no insured depository institution was a savings association on the date. Based on its deposits as of March 31, 1995, the Bank would have been required to pay a special assessment of approximately $805,000 on a pre-tax basis if it is assessed at the rate of 0.90% of SAIF-assessable deposits.

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- ------------------------

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
- ------------------------------------------------------------

     None


ITEM 5.  OTHER INFORMATION
- --------------------------

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits.  The following exhibits are being filed with
          --------     this report.

          Exhibit                    Description
          -------                    -----------

            27                     Financial Data Schedule

     (b)  Reports on Form 8-K.  None
          -------------------

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date:  September 20, 1996   By: /s/ Michael P. Brennan
                                -----------------------------
                                Michael P. Brennan
                                (Principal Executive Officer)


Date:  September 20, 1996   By: /s/ John E. Essen
                                -----------------------------
                                John E. Essen
                                (Principal Financial Officer)