Form 10-Q
period 1996-09-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1996-11-14
CIK 1010550

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                          ____________________

                             FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996



                Commission File Number:  0-21385
                                         -------

             WESTWOOD HOMESTEAD FINANCIAL CORPORATION
  --------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

     Indiana                                       31-1463057
-----------------------                        -----------------
(State of incorporation)                       (I.R.S. Employer
                                              Identification No.)

3002 Harrison Avenue, Cincinnati, Ohio              45211-5789
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:(513) 661-5735
                                                   --------------

        Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   Yes [  ]  No [ X ].  The registrant has not been
subject to the reporting requirements of the Exchange Act for the past 90 days.

        Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practical
date.   Shares outstanding at September 30, 1996 common stock,
$.01 par value: 2,843,375.

                                           CONTENTS

                                                             PAGE
                                                             ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition as of
      September 30, 1996 and December 31, 1995                 1

   Consolidated Statements of Operations for the Three- and
      Nine-Month Periods Ended September 30, 1996
      and 1995                                                 2

   Consolidated Statements of Cash Flows for the Nine-Month
     Periods Ended September 30, 1996 and 1995                 3

   Notes to Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  5


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                   8

  Item 2.  Changes in Securities                               8

  Item 3.  Defaults Upon Senior Securities                     8

  Item 4.  Submission of Matters to a Vote of
             Security-Holders                                  8

  Item 5.  Other Information                                   8

  Item 6.  Exhibits and Reports on Form 8-K                    8


SIGNATURES

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition
                               (Unaudited)

                                          September 30,     December 31,
                                              1996              1995
                                          ------------     -------------
Assets
  Cash and cash equivalents                $15,946,541           869,124
  Securities available for sale              4,942,100           993,460
  Mortgage backed securities available
    for sale                                15,020,017        17,380,012
  Loans held for sale                          713,376         1,697,114
  Loans receivable, net                     80,506,312        73,245,098
  Stock in Federal Home Loan Bank              937,200           889,900
  Accrued interest receivable                  600,336           507,714
  Premises and equipment, net                  632,357           590,871
  Income taxes                                 417,264           364,978
  Prepaid expenses and other assets            150,277            99,740
                                          ------------       -----------
    Total assets                          $119,865,780        96,638,011
                                          ============       ===========

Liabilities and stockholders' equity
  Deposits                                  79,083,057        81,748,061
  Federal Home Loan Bank  advances             130,371           138,604
  Advances from borrowers for taxes
    and insurance                              410,561           501,491
  Accrued expenses and other liabilities       752,749            59,833
                                          ------------       -----------
    Total liabilities                       80,376,738        82,447,989
                                          ============       ===========
Contingencies  (Note 4)

Stockholders' equity:
Common Stock, $.01 par value,
  15,000,000 shares authorized;
  2,843,375 shares outstanding at
  September 30, 1996                            28,434                --
Additional paid in capital                  27,702,272                --
Retained income                             14,461,308        14,517,003
Employee Stock Ownership Plan               (2,242,001)               --
Net unrealized loss on securities
  available for sale                          (460,971)         (326,981)
                                          ------------       -----------
   Total stockholders' equity               39,489,042        14,190,022
                                          ------------       -----------
   Total liabilities and stockholders'
     equity                               $119,865,780        96,638,011
                                          ============       ===========

See accompanying notes to financial statements.

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                              (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                         September 30,            September 30,
                                     ---------------------    ----------------------
                                      1996         1995        1996          1995
                                    --------     --------    --------      -------
Interest income:
  Loans receivable                  $1,621,108    1,446,220   4,671,534    4,255,187
  Mortgage backed securities           255,422      396,486     789,476    1,491,348
  Investment securities and
    interest bearing deposits
    with banks                         123,405       49,843     206,244      136,434
                                    ----------    ---------   ---------    ---------
    Total interest income            1,999,935    1,892,549   5,667,254    5,882,969

Interest expense:
  Deposits                           1,233,874    1,241,529   3,648,917    3,744,861
  Borrowings                            19,879       21,736      26,998      259,109
                                    ----------    ---------   ---------    ---------
    Total interest expense           1,253,753    1,263,265   3,675,915    4,003,970
                                    ----------    ---------   ---------    ---------
    Net interest income                746,182      629,284   1,991,339    1,878,999

Provision for loan losses               14,878       27,861      45,047       27,861
                                    ----------    ---------   ---------    ---------
Net interest income after
  provision for loan losses            731,304      601,423   1,946,292    1,851,138

Non-interest income (loss):
  Gain(loss) on sale of securities          --           --       4,458     (592,225)
  Gain on loan sales                     3,852           --      40,421           --
  Service charges and fees              18,941       10,621      47,102       61,395
                                     ----------   ---------   ---------    ---------
    Total non-interest income(loss)     22,793       10,621      91,981     (530,830)

Non-interest expense:
  Compensation and benefits             342,368      228,396     818,740      598,929
  Occupancy costs                       43,237       24,024     106,928       71,080
  Franchise tax                         46,800       33,675     146,100      127,123
  Federal deposit insurance premiums
    (note 6)                           631,513       51,125     724,531      158,345
  Data processing                       20,641       16,913      61,925       55,330
  Legal, accounting and examination
    fees                                25,826       16,908      65,392       47,754
  Consulting fees                        7,716       10,515      30,983       44,407
  Advertising                           12,141        5,884      36,742       27,843
  Other                                 36,479       33,149     131,627      108,567

    Total non-interest expense       1,166,721      420,589   2,122,968    1,239,378
                                    ----------    ---------   ---------    ---------

    Income (loss) before income
       tax benefit                    (412,624)     191,455     (84,695)      80,930
Income tax benefit                    (140,500)          --     (29,000)          --
                                    ----------    ---------   ---------    ---------
    Net income (loss)               $ (272,124)     191,455     (55,695)      80,930
                                    ==========    =========   =========    =========

    Loss per share (Note 3) to
      financial statements              N/M          N/A         N/M          N/A
                                        ===          ===         ===          ===

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                              (Unaudited)



                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                     1996               1995
                                                  ---------          -----------

Cash flows from operating activities:
  Net income(loss)                               $   (55,695)            80,930
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Net amortization of premium and discounts          5,261             19,807
    Depreciation of premises and equipment            55,442             41,835
    Federal Home Loan Bank stock dividend            (47,300)           (42,700)
    Deferred income taxes                             27,128            (11,130)
    Accretion of net loan fees deferred               (5,763)           (25,869)
    Provision for loan loss                           45,047             27,861
    Loss (gain)on securities sales                    (4,457)           592,225
    Gain on loan sales                               (40,421)                --
    Net loans originated held for sale              (524,820)                --
    Proceeds from sale of loans held for sale      1,548,979                 --
    Employee Stock Ownership Plan amortization       118,000                 --
    Change in:
     Accrued interest receivable                    (114,034)            64,826
     Prepaid expenses and other assets               (50,537)          (227,702)
     Accrued expenses                                664,715           (112,140)
     Income taxes                                     36,853             54,805
      Net cash provided by operating activities    1,658,398            462,748
                                                 -----------        -----------
Cash from investing activities:
  Purchase of mortgage backed securities          (3,937,700)                --
  Proceeds from sale of mortgage backed
     securities                                    1,667,340         15,222,137
  Principal payments on mortgage backed
     securities                                      480,266          1,292,971
  Net  increase in loans receivable               (7,300,498)        (1,729,088)
  Additions to premises and equipment                (96,928)           (21,854)
  Sale of Federal Home Loan Bank stock                    --             13,400
                                                 -----------        -----------
     Net cash (used in)provided by
       investing activities                       (9,187,520)        14,777,566
                                                 -----------        -----------

Cash flow from financing activities
  Net decrease in deposits                        (2,665,004)       (11,467,153)
  Proceeds from stock conversion, net of
    conversion costs                               27,730,706                --
  Purchase of common stock by Employee
    Stock Ownership Plan                           (2,360,001)               --
  Increase in Federal funds purchased                      --         1,700,000
  Short term Federal Home Loan Bank advances               --        (5,200,000)
  Long term Federal Home Loan Bank advances
     repayment                                         (8,232)           (7,583)
  Net decrease in advances from borrowers for
     taxes and insurance                              (90,930)         (279,718)
      Net cash provided by (used in)
        financing activities                        22,606,539       (15,254,454)
      Net (decrease)increase in cash and
        cash equivalents                           15,077,417           (14,140)
Beginning cash and cash equivalents                   869,124           747,804
                                                  -----------        ----------

Ending cash and cash equivalents                  $15,946,541           733,664
                                                  ===========        ==========

See accompanying notes to financial statements

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                  Notes to Consolidated Financial Statements
                             (Unaudited)
                September 30, 1996 and December 31, 1995

(1)  Basis of Presentation.
     ----------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(2)  Consummation of the Conversion
     ------------------------------
     On September 27, 1996, the Westwood Homestead Savings Bank (the "Bank") completed its conversion from an Ohio mutual savings bank to an Ohio stock savings bank and was simultaneously acquired by Westwood Homestead Financial Corporation (the "Company"), an Indiana corporation, which was formed to act as the holding company of the Bank.

     On the date of conversion, the Company issued 2,843,375 shares of common stock, $.01 par value, at $10 per share, raising net proceeds of $27.7 million. In accordance with the plan of conversion, $13.9 million of the net proceeds were utilized to purchase 100% of the stock of the Bank.

(3)  Earnings (Loss) Per Share
     -------------------------
     Earnings (loss) per share is not presented for the quarter and nine months ended September 30, 1995 because no shares of stock were outstanding for that period. Loss per share is not presented for the same periods in 1996 because the net loss subsequent to the conversion was not meaningful due to the fact that it was only for one day.

(4)  Contingencies
     -------------
     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

(5)  Employee Stock Ownership Plan
     -----------------------------
     Effective January 1, 1996, the Company established the Employee Stock Ownership Plan (ESOP). On September 30, 1996, the ESOP purchased 227,470 shares of the Company's common stock. The ESOP was capitalized with a loan from the Company for $2.4 million which is secured by the shares of common stock purchased. The obligation of the ESOP, net of amounts charged to expense, is shown as a reduction of stockholders' equity. The Bank intends to make annual contributions to the ESOP sufficient to repay the loan plus interest over a 13 year period. Amortization of the ESOP of $118,000 has been recorded as compensation expense for the nine months ended September 30, 1996.

(6)  Recapitalization of SAIF and Related Legislation
     ------------------------------------------------
     Pursuant to recently enacted legislation, the FDIC has levied an assessment on institutions with deposits insured by the Savings Association Insurance Fund (the "SAIF") in order to recapitalize the SAIF. The assessment, set by the FDIC at 0.65% of SAIF-insured deposits as of March 31, 1995, will be paid on November 27, 1996. The effect of this assessment was to reduce the Company's net income for the quarter ended September 30, 1996 by $584,000. As a result of this legislation, the Company's deposit insurance premiums will be reduced from the current 23 basis points to approximately 6.5 basis points, a 72% decrease, effective for the quarter ended December 31, 1996.

     In addition to numerous regulatory relief provisions contained in the recent legislation, the legislation provides for a merger of the SAIF and the Bank Insurance Fund effective January 1, 1999 if there are no insured savings associations remaining on that date, and directs the Secretary of Treasury to make recommendations to the Congress by March 31, 1997 with respect to establishment of a common charter for banks and thrift institutions.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND
DECEMBER 31, 1995

     Westwood Homestead Savings Bank (the "Bank") converted from a state chartered mutual savings bank to a state chartered stock savings bank on September 27, 1996. In the conversion, 2,843,375 shares of common stock of Westwood Homestead Financial Corporation (the "Company") were sold, generating net proceeds after conversion expenses of $27.7 million. Of this amount, $13.9 million was used to purchase 100% of the common stock of the Bank, $2.4 million to fund the stock purchase made by the Employee Stock Ownership Plan and the balance will be used to purchase investments and for other corporate purposes.

     Total assets increased $23.3 million, or 24.1% from $96.6 million at December 31, 1995 to $119.9 million at September 30, 1996 due to the receipt of net proceeds of the mutual to stock conversion on September 27, 1996. Cash equivalents increased $15.0 million from December 31, 1995 to $15.9 million at September 30, 1996 and were primarily invested in short term Federal Home Loan Bank term deposits. Management expects to explore alternate investments for these funds in the fourth quarter 1996. Loans receivable increased $7.3 million, or 10.0% from $73.2 million at December 31, 1995 to $80.5 million at September 30, 1996. This increase in loans receivable was primarily in one-to-four family three year adjustable rate loans. Mortgage backed securities decreased $2.4 million primarily due to $1.7 million in sales and $700,000 in normal repayments while investment securities increased $3.9 million due to purchases. The market value of the adjustable rate COFI CMOs is being adversely affected by the current flat interest rate environment. Management believes these investments provide an acceptable yield and has the ability to hold them to maturity if necessary.

     Total liabilities decreased $2.0 million from $82.4 million at December 31, 1995 to $80.4 million at September 30, 1996.
This decrease was due primarily to a decrease in deposits of $2.7 million partially offset by an increase of $693,000 in accrued expenses relating to the conversion. A decrease in out of state deposits of $1.2 million combined with local deposit withdrawals to purchase stock in the Company contributed to the lower deposit balances.

     As a result of the mutual to stock conversion, net of Company stock purchased by the ESOP, total equity increased
$25.3 million from December 31, 1995 to $39.5 million, or 32.9% of total assets, at September 30, 1996.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995

     Net Income(loss). Net income decreased $463,000 to a loss of $272,000 for the quarter ended September 30, 1996 as compared with net income of $191,000 for the quarter ended September 30, 1995. The decrease was primarily due to the FDIC special assessment of $584,000 partially offset by an increase of
$117,000 in net interest income.   Net income decreased $137,000
to a loss of $56,000 for the nine months ended September 30, 1996 from net income of $81,000 for the nine months ended September 30, 1995. The FDIC special assessment and the $592,000 loss on sale of securities available for sale occurred during the nine months ended September 30, 1996, and 1995, respectively.

     Net Interest Income. Net interest income before provision for loan losses increased $117,000, or 18.6%, to $746,000 for the quarter ended September 30, 1996 from $629,000 for the quarter ended September 30, 1995. This increase was due to an increase of 31 basis points in the net interest rate spread to 2.16% for the quarter ended September 30, 1996 from 1.84% for the quarter ended September 30, 1995 and $0.8 million more in average net interest earning assets.

     Interest Income. Interest income increased $107,000, or 5.6%, to $2.0 million for the quarter ended September 30, 1996 from $1.9 million for the quarter ended September 30, 1995. This increase was due primarily to an increase of $8.2 million, or 8.5%, in average interest earning assets to $105.2 million for the quarter ended September 30, 1996 from $97.0 million for the quarter September 30, 1995. Interest income on loans receivable increased $175,000, or 12.1%, to $1,621,000 for the quarter ended September 30, 1996 from $1,446,000 for the quarter ended September 30, 1995. Interest income on mortgage backed securities decreased $141,000, or 35.6%, to $255,000 for the quarter ended September 30, 1996 from $396,000 for the quarter ended September 30, 1995. This shift in interest income relates directly to the changes in the statement of financial condition designed to reemphasize mortgage originations funded with local deposits. Interest income decreased $216,000, or 3.7%, to $5,667,000 for the nine months ended September 30, 1996 from $5,883,000 for the nine months ended September 30, 1995. The average balance of interest earning assets decreased $1.6 million for the quarter ended September 30, 1996 from the same period last year.

     Interest Expense. Although interest expense decreased $9,000 to $1,254,000 for the quarter ended September 30, 1996 from $1,263,000 for the quarter ended September 30, 1995, the average balance of interest bearing liabilities increased $7.4 million, or 8.7 %, to $92.1 million for the quarter ended September 30, 1996 from $84.7 million for the quarter ended September 30, 1995. This improvement is due to a decrease of 52 basis points in the average rate on interest bearing liabilities to 5.45% for the quarter ended September 30, 1996 from 5.97% for the quarter ended September 30, 1995. Interest expense decreased $328,000, or 8.2%, to $3,676,000 for the nine months ended September 30, 1996 from $4,004,000 for the nine months ended September 30, 1995.

     Provision for Loan Losses. The Bank established provisions for loan losses of $15,000 and $45,000 during the quarter and nine months ended September 30, 1996, respectively, as compared to $28,000 for both the quarter and nine months ended September 30, 1995.

     Non-Interest Income. Non-interest income increased $12,000 to $23,000 for the quarter ended September 30, 1996 from $11,000
for the quarter ended September 30, 1995.   Service charges and
fees increased $8,000 to $19,000 for the quarter ended September 30, 1996 from $11,000 for the quarter ended September 30, 1995. This increase reflects the Bank's emphasis on attracting new NOW
accounts.   Non interest income increased $623,000 to $92,000 for
the nine months ended September 30, 1996 from a negative $531,000 for the nine months ended September 30, 1995. The primary cause for the increase was the absence of the loss on sale of securities available for sale of $592,000 during the nine months ended September 30, 1996. The Bank recognized a $40,000 gain on loan sales during the nine months ended September 30, 1996.

     Non-Interest Expense. Non-interest expense increased $746,000 to $1,167,000 for the quarter ended September 30, 1996 from $421,000 for the quarter ended September 30, 1995. This increase was due primarily to the FDIC special assessment of $584,000 for the quarter ended September 30, 1996. Compensation and benefits increased $114,000, or 50.0%, during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 primarily due to the amortization accrual of $118,000 for the nine months of ESOP expense. Non-interest expense increased $884,000 to $2,123,000 for the nine months ended September 30, 1996 from $1,239,000 for the nine months ended September 30, 1995 due primarily to the previously mentioned items. In addition, a recovery of approximately $90,000 of benefit expense will be recorded in the fourth quarter 1996 if the Directors' Retirement Plan is approved by the stockholders at a Special meeting to be held on December 23, 1996.

     Income Taxes. The Bank has recorded an income tax benefit of $140,500 and $29,000 for the quarter and nine months ended
September 30, 1996, which represents effective tax rates of 34.1% and 34.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $15.9 million at September 30, 1996 which consisted of overnight federal funds and Federal Home Loan Bank short term deposits. The Bank plans to engage in an aggressive strategy of growth, both externally through the selective acquisition of other financial institutions and internally through branch expansion and through an expansion of the Bank's lending activities. Management believes that current liquidity levels are adequate to fund daily operations.

     At September 30, 1996, the Bank exceeded all regulatory minimum capital requirements. The following table reconciles the Bank's retained income as reported in the financial statements at September 30, 1996 to its tangible, core and risk-based capital levels and compares such totals to the regulatory requirements.

                                                Percent of
                                  Amount        avg. assets
                                  ------       ------------
Tangible capital:
  Actual                         $28,444,661      26.52%
  Requirement                      1,608,960       1.50%
                                 -----------      -----
  Excess                          26,835,701      25.02%
                                 ===========      =====

Core capital:
  Actual                          28,444,661      26.52%
  Requirement                      3,217,921       3.00%
                                 -----------      -----
  Excess                          25,226,740      23.52%
                                 -----------      -----
Risk-based capital
  Actual                          28,591,417      44.57%
  Requirement                      5,131,600       8.00%
                                 -----------      -----
  Excess                          23,459,817      36.57%
                                 ===========      =====

                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date:  November 12, 1996     By: /s/ Michael P. Brennan
                                -----------------------------
                                Michael P. Brennan
                                (Principal Executive Officer)


Date:  November 12, 1996     By: /s/ John E. Essen
                                -----------------------------
                                John E. Essen
                                (Principal Financial Officer)