Form 10-K405
period 1996-12-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1997-03-28
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
Mark One


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ---------------

                         Commission File Number: 0-18279
                                                 -------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                  INDIANA                                  31-1463057
---------------------------------------------            ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

3002 HARRISON AVENUE, CINCINNATI, OHIO                      45211-5789
--------------------------------------                      ----------
(Address of principal executive offices)                     Zip Code

Registrant's telephone number, including area code  (513) 661-5735
                                                   -----------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            --------
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1997, there were issued and outstanding 2,843,375 shares of the registrant's common stock.

     As of March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market, was $33.4 million ($14.00 per share). For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts I and II)

     2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

         THE COMPANY. Westwood Homestead Financial Corporation (the "Company") was incorporated under the laws of the State of Indiana in March, 1996 for the purpose of becoming the holding company of Westwood Homestead Savings Bank ("Westwood Homestead" or the "Bank"). Prior to the acquisition of all of the outstanding stock of the Bank on September 27, 1996, the Company had no assets or liabilities and engaged in no business activities. Following its acquisition of Westwood Homestead, the Company had no significant assets other than the outstanding capital stock of the Bank and a portion of the net proceeds of the Bank's stock conversion. The Company is headquartered in Cincinnati, Ohio, and its business activities are limited to the State of Ohio. At December 31, 1996, the Company had consolidated total assets of $120.0 million, deposits of $79.1 million, net loans receivable of $84.5 million and stockholders' equity of $40.0 million.

         The executive offices of the Company are located at 3002 Harrison Avenue, Cincinnati, Ohio 45211-5789, and its telephone number is (513) 661-5735.

         THE BANK. Westwood Homestead traces its origin to 1883, when its predecessor was organized under the name The Westwood Homestead Co. In 1993, the Bank converted from an Ohio chartered mutual savings and loan association to an Ohio chartered mutual savings bank and in connection therewith adopted its current name. The Bank conducts operations from its main office in Cincinnati, Ohio, which it has occupied since 1922, and its branch facility located in the Mount Adams section of Cincinnati, Ohio which opened in June 1996. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans secured by one- to four-family residential properties located in its market area, and, to a lesser extent, construction, consumer, multifamily and non-residential real estate loans.

         Westwood Homestead's business strategy is to operate a well capitalized, profitable community savings bank dedicated to financing home ownership in its market area and providing quality service to its customers.

         The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"), up to applicable limits for each depositor. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 district banks comprising the FHLB System. The Bank is subject to comprehensive examination, supervision and regulation by the Superintendent of the Ohio Division of Financial Institutions (the "Superintendent") and the FDIC. Such regulation is intended primarily for the protection of depositors.

         Westwood Homestead's executive offices are located at 3002 Harrison Avenue, Cincinnati, Ohio 45211-5789, and its telephone number is (513) 661-5735.

LENDING AND INVESTMENT ACTIVITIES

         General. Westwood Homestead's primary lending activity is the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential properties in its primary market area. In addition to one- to four-family lending the Bank has historically originated multi-family residential loans, non-residential real estate loans, and a minor amount of residential construction loans and non-mortgage loans. In recent years, the Bank has purchased participation interests in loans secured by multi-family and non-residential real estate located in the Bank's market area.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1996, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                              AT DECEMBER 31,
                                               ------------------------------------------------------------------
                                                      1996                    1995                    1994
                                               -----------------      -------------------     -------------------
                                               AMOUNT         %         AMOUNT         %         AMOUNT         %
                                               ------        ---         ------       ---         ------      ---
                                                                        (Dollars in thousands)
TYPE OF LOAN:
-------------
Real estate loans:
   One- to four-family residential........... $ 63,386     73.38%     $ 55,629     73.55%     $52,326     73.07%
   Multi-family residential..................   11,537     13.36        10,989     14.53        9,440     13.18
   Construction..............................    1,799      2.08           525       .69        1,779      2.49
   Other residential and non-
      residential (1)........................    9,275     10.74         8,393     11.10        7,942     11.09
Consumer loans...............................      264       .30            95       .13          123       .17
Commercial loans.............................      119       .14            --        --           --        --
                                              --------     -----      --------   -------      -------    ------
     Total...................................   86,380    100.00%       75,631    100.00%      71,610    100.00%
                                                          ======                  ======                 ======

Less:

   Loans in process..........................    1,018                     437                  1,198
   Loans held for sale.......................      535                   1,697                     --
   Deferred loan fees........................      136                     150                    163
   Allowance for loan losses.................      166                     102                     64
                                              --------                --------                -------
      Total.................................. $ 84,525                $ 73,245                $70,185
                                              ========                ========                =======

(1)     Includes home equity loans.

LOAN MATURITY SCHEDULE

         The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                   Due after
                                                    1 through        Due after
                                      Due by      5 years after   5 years after
                                   December 31,    December 31,    December 31,
                                        1997           1996            1996             TOTAL
                                   ------------    -----------     ------------        -------
                                                           (In thousands)
One- to four-family residential         $    12        $   901          $62,473        $63,386
Multi-family and non-residential             90          1,389           19,333         20,812
Construction ...................             58            720            1,021          1,799
Consumer .......................             96            156               12            264
Commercial .....................            113              6               --            119
                                        -------        -------          -------        -------
     Total .....................        $   369        $ 3,172          $82,839        $86,380
                                        =======        =======          =======        =======


         The next table sets forth at December 31, 1996, the dollar amount of all loans due one year or more after December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                         PREDETERMINED          FLOATING OR
                                               RATE          ADJUSTABLE RATES
                                         -------------       ----------------
                                                              (In thousands)
One- to four-family residential........  $  47,509              $   15,865
Multi-family and non-residential.......      7,748                  12,974
Construction...........................         --                   1,741
Consumer...............................        168                      --
Commercial.............................         --                       6
                                         ---------              ----------
     Total.............................  $  55,425              $   30,586
                                         =========              ==========


         Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, the Bank's mortgage loans generally give Westwood Homestead the right to declare a loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid.

         One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 1996, $63.4 million, or 73.4%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

         The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs"). The Bank generally offers fixed rate mortgage loans with terms of 15 or 30 years. Adjustable rate loans are originated for terms of up to 30 years. Currently, ARM loans offered by the Bank have six month, one year, three year or seven year adjustment terms that are indexed to the respective constant maturity treasury yields on U.S. securities, with a margin ranging from 2.75 to 4 percentage points. All of the Bank's ARMs have minimum rates, which are currently between 6% and 8%. The Bank's ARM products with six month adjustment periods are subject to 0.75% adjustment caps per six month period with 5% or 6% lifetime adjustment limits. All other ARM loans are subject to 1% or 2% adjustment caps with 5% or 6% lifetime adjustment limits. At December 31, 1996, approximately 75% of the Bank's one- to four-family mortgage loans were fixed rate loans and approximately 25% were ARMs.

         Prior to 1994 the Bank's lending policies generally limited the maximum loan-to-value ratio on one- to four-family mortgage loans to 80% of the lesser of the appraised value or the purchase price of the property. As such, the amount of the Bank's one- to four-family mortgage loans having loan-to-value ratios in excess of 80% were negligible prior to 1994. In early 1994, the Bank began to offer one- to four-family mortgage loans at loan to value ratios above 80%, and at December 31, 1996, approximately 10.9% of the Bank's one- to four-family mortgage loans held loan to value ratios greater than 80%. Private mortgage insurance or additional collateral is generally required for mortgage loans with loan to value ratios in excess of 80%, except for loans originated under the Bank's special loan programs for first-time home buyers and the 100% loan to value program.

         In December 1995, the Bank began offering, on a limited basis, one- to four-family mortgage loans to qualified borrowers with loan-to-value ratios of 100%. The Bank loans the borrower 80% of the lesser of the appraised value or purchase price of the property as a first mortgage, and up to the additional 20% needed to purchase the property as a second mortgage. The interest charged under the second mortgage loan is a fixed rate. Private mortgage insurance is not required for this type of mortgage loan. The Board of Directors has authorized the Bank to lend up to $1.0 million of these second mortgage loans, which would allow the Bank to lend up to $5.0 million of mortgages with combined loan-to-value ratios of 100%. At December 31, 1996, the Bank had 35 of these loans outstanding, with an aggregate balance of second mortgages of $632,000.

         The retention of ARMs in the portfolio helps reduce Westwood Homestead's exposure to increases in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. Although ARMs allow Westwood Homestead to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceiling contained in ARM contracts. Accordingly, there can be no assurance that yields on Westwood Homestead's ARMs will adjust sufficiently to compensate for increases in its cost of funds.

         Multi-family and Non-residential Real Estate Loans. The Bank has in the past been active in the origination of loans secured by non-residential real estate and multi-family properties. At December 31, 1996, multi-family and non-residential real estate loans totaled $11.5 million and $9.3 million, respectively, and represented 13.4% and 10.7%, respectively, of the Bank's gross loan portfolio. Some of these loans have been participation interests with other financial institutions on non-residential and multi-family properties located within the Bank's market area.

         Multi-family and non-residential real estate loans are made in amounts generally up to 75% of the appraised value of the property and may be on a fixed or adjustable rate basis with fixed rate loans underwritten for terms generally up to 20 years and amortization schedules of up to 30 years. A majority of the loans have adjustable rates of interest. Prior to committing to make a multi-family or non-residential real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank. The Bank follows strict underwriting guidelines before originating this type of loan, and the Bank does not originate such loans beyond its normal lending territory.

         The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. Generally, these apartment buildings are small with an average of 12 to 24 units. However, occasionally, the loans are secured by larger developments. The Bank's largest multi-family real estate loan amounted to $1.99 million at December 31, 1996 and was secured by a 72 unit apartment complex. The Bank's second largest multi-family real estate loan amounted to $1.39 million at December 31, 1996 and was secured by a 48 unit apartment building. Both of these loans are located in the Bank's primary lending area and were performing according to their terms at December 31, 1996.

         The Bank's non-residential real estate portfolio consists of loans secured by medical office buildings, office condominiums, retail properties and commercial offices. The Bank's largest non-residential real estate loan is secured by an orthopedic medical office and rehabilitation center located in Blue Ash, Ohio. Such loan had a balance of $794,000 at December 31, 1996. The Bank's second largest non-residential real estate loan amounted to $688,000 at December 31, 1996 and was secured by an executive office building. Both of these loans are located in the Bank's market area and were performing according to their terms at December 31, 1996.

         Multi-family and non-residential real estate lending entails significant additional risks as compared to one-to four-family residential lending. Such loans typically involve large loans to single borrowers or related borrowers, though the average size of the Bank's multi-family and non-residential real estate loans has declined significantly in recent years. Such loans also involve a greater repayment risk as repayment is typically dependent on the successful operation of the project such that the income generated by the project is sufficient to cover operating expenses and debt service, and these risks can be significantly affected by the supply and demand conditions in the market for non-residential property and multi-family residential units. In addition, non-residential real estate is more likely to be subject to some form of environmental contamination. The interest rates charged by the Bank on multi-family and non-residential loans it originates are generally higher than the rates charged on its one-to four-family real estate loans and, therefore, reflect a premium to compensate the Bank for these additional risks. To minimize the additional risks associated with this type of lending, the Bank generally limits itself to loans secured by properties located in the Bank's market area and follows strict underwriting guidelines before originating these types of loans.

         Construction Loans. Westwood Homestead engages on a limited basis in construction lending involving loans to qualified borrowers generally for construction of one- to four-family or multi-family residential properties. Such loans convert to permanent financing upon completion of construction. These properties are primarily located in the Bank's market area. At December 31, 1996, the Bank's loan portfolio included $1.8 million of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Interest that has accrued during the construction phase is due monthly. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area.

         Consumer Loans. The consumer loans currently originated by the Bank primarily include passbook loans. The Bank makes passbook account loans for terms of up to one year, securing the loan for up to 90% of the balance in the passbook account or certificate of deposit account. The interest rate charged on these loans is normally 1% above the prime rate as reported by The Wall Street Journal and the account must be pledged as collateral to secure the loan. Management is seeking to expand the Bank's consumer loan portfolio, including the origination of automobile, home improvement and small unsecured loans, and has hired a full time loan originator with considerable experience in this area to assume responsibility for this program. At December 31, 1996, the Bank's consumer loans totaled $264,000, or .30%, of the Bank's gross loan portfolio. The Bank's efforts in this area have met with stiff competition. As a result, consumer loans outstanding to date are slightly less than anticipated.

         Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. However, consumer loans generally involve more risk than one- to four-family residential real estate loans. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals, realtors, depositors, telemarketing, mailings, newspaper advertising, the Internet and previous borrowers. In addition, in the past the Bank has employed the services of a local Cincinnati group known as Diversified Solutions, Inc., which is a minority owned company, to help market the Bank's loan products to low-to-moderate income people in the Bank's market area. It is management's intention to aggressively grow the mortgage loan portfolio using outside commissioned originators. Recently, the Bank added two loan originators as employees of the Bank. The Bank encounters substantial lending competition, and as such, there can be no assurance that this objective will be achieved.

         Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an appraiser approved by the Bank.

         All loans above $250,000 are required to be presented to the Board of Directors for final approval. One- to four-family and consumer loans below $175,000 and $125,000 may be approved by the President and Vice President of the Bank, respectively. Together, they can approve mortgage loans up to $250,000. Non-residential real estate loans must be approved by the Board of Directors. Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 45 days after application, although the Bank will commit to provide the financing for a longer period depending on the circumstances causing the delay. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for most loans secured by real estate.

         Originations and Sales of Loans. The Bank's loans are primarily originated by commissioned loan originators and salaried officers of the Bank. The following table sets forth certain information with respect to originations and sales (there were no purchases) of loans during the periods indicated. The Bank does not anticipate being active in purchasing loans from others except perhaps on a case by case basis provided such loans are in conformance with the Bank's underwriting standards. The Bank anticipates increasing volume through use of outside commissioned loan originators.

                                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                         1996                1995                 1994
                                                         ----                ----                 ----
                                                                        (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family...........................   $    18,811         $    11,026         $     10,074
    Multi-family residential......................           724               1,184                4,845
    Construction..................................         1,733                 525                2,352
    Non-residential (1)...........................         4,653                 818                1,635
                                                     -----------         -----------         ------------
       Total loans originated.....................   $    25,921         $    13,553         $     18,906
                                                     ===========         ===========         ============
Loans sold........................................   $     2,172         $       200         $         --
                                                     ===========         ===========         ============

(1)      Includes home equity lines of credit of $3,747 during 1996.


         Since November 1995, the Bank has originated fixed rate residential mortgage loans for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). As part of its strategy of selling fixed-rate residential mortgages in the secondary market, the Bank classified a portion of existing fixed rate loans as available for sale. Westwood Homestead does not retain any participation interest in any loans which are sold, but in most cases the Bank retains servicing rights on the loans sold at rates from 1/4 to 3/8 of 1% of the loan amount.

         Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

         In addition to the interest earned on loans, the Bank receives fees in connection with originations, late payments and fees for miscellaneous services related to its loans. The Bank generally charges an origination fee for its adjustable and fixed-rate nonowner-occupied and owner-occupied mortgage loans. However, due to current market conditions, no origination fee is currently charged for owner-occupied residential mortgage loans.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank -- Capital Requirements." FDIC examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC. The Board of Directors of the

Bank reviews assets, valuation allowances and all classified assets on a quarterly basis and at the end of each quarter management prepares an asset classification listing in conformity with the FDIC regulations.

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. Management anticipates that the Bank's provisions for loan losses will increase in the future as it implements the Board's strategy of continuing existing lines of business while gradually expanding one- to four-family residential non-conforming loans to secondary market guidelines and consumer lending.

         General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. The Bank also established a 1% to 2% allowance on all loans originated under a special loan program for first time home buyers having a loan to value ratio greater than 95% or that pose greater credit risk. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                     YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                         1996                 1995                1994
                                                         ----                 ----                ----
Balance at beginning of period....................   $   101,709         $    63,833         $     32,520

Loans charged off.................................            --                  --                 (167)
Recoveries - real estate mortgage -
  residential.....................................            --                  --                  700
Provision for loan losses.........................        63,804              37,876               30,780
                                                     -----------         -----------         ------------
Balance at end of period..........................   $   165,513         $   101,709         $     63,833
                                                     ===========         ===========         ============

Ratio of net charge-offs to average
   loans outstanding during the period............           -- %               --  %                --  %
                                                     ===========         ===========         ============

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                  AT DECEMBER 31,
                                                   --------------------------------------------------------------------------

                                                           1996                          1995                    1994
                                                   -----------------------    -----------------------    --------------------
                                                              PERCENT OF                 PERCENT OF               PERCENT OF
                                                             LOANS IN EACH              LOANS IN EACH           LOANS IN EACH
                                                               CATEGORY TO               CATEGORY TO              CATEGORY TO
                                                    AMOUNT     TOTAL LOANS     AMOUNT    TOTAL LOANS     AMOUNT   TOTAL LOANS

One- to four-family .............................  $ 91,815       73.38%      $ 50,102       73.55%      $26,172       73.07%
Multi-family and non-residential ................    66,262       24.10         51,607       25.63        37,661       24.27
Construction ....................................     4,497        2.08             --         .69            --        2.49
Consumer ........................................     2,641         .30             --         .13            --         .17
Commercial ......................................       298         .14             --          --            -           --
                                                   --------      ------       --------      ------       -------      ------
     Total allowance for loan losses ............  $165,513      100.00%      $101,709      100.00%      $63,833      100.00%
                                                   ========      ======       ========      ======       =======      ======

         Non-Performing Loans and Other Problem Assets. Management reviews the Bank's loans on a regular basis. Loans are placed on a non-accrual status when the loan is past due in excess of 90 days and collection of principal and interest is doubtful.

         Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. The Bank generally tries to sell the property at a price no less than its net book value, however, it will consider slight discounts to the appraised value to expedite the return of the funds to an earning status. When such property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for loan losses. Subsequent to foreclosure, in accordance with generally accepted accounting principles, a valuation allowance is established if the carrying value of the property exceeds its fair value net of related selling expenses.

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 114 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure loans accounted for on a nonaccrual basis.

                                                                             AT DECEMBER 31,
                                                        --------------------------------------------------
                                                            1996                1995                1994
                                                           ------              ------              -----
                                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:

   Real estate - Residential.........................    $      --           $      --           $      --
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $      --           $      --           $      --
                                                         =========           =========           =========

Accruing loans which are contractually past due 90 days or more:

   Real estate - Residential.........................    $      --           $      --           $      24
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $      --           $      --           $      24
                                                         =========           =========           =========

      Total nonperforming loans......................    $      --           $      --           $      24
                                                         =========           =========           =========

Percentage of total loans............................           --%                 --%                .03%
                                                         =========           =========           =========
Other non-performing assets..........................    $      --           $      --           $      --
                                                         =========           =========           =========
Loans modified in troubled debt
  restructurings.....................................    $      --           $      --           $      --
                                                         =========           =========           =========



         At December 31, 1996, the Bank did not have any loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

INVESTMENT ACTIVITIES

         Westwood Homestead is permitted to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the FDIC adjusts the percentage of liquid assets which savings institutions are required to maintain. For additional information, see "Regulation -- Regulation of the Bank -- Liquidity Requirements."

         The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof.

         The Board of Directors is responsible for approving the Investment Policy of the Bank and delegates to the Asset Liability Committee the responsibility for investment management of the portfolio. Day to day investment portfolio activity is conducted by the chief financial officer with approval by the chief executive officer. Under prior management of the Bank, the Bank's investment policy was to purchase mortgage-backed and related securities as a means of deploying excess liquidity. The Bank also accepted brokered CDs and out of state jumbo CDs and with such funds purchased mortgage-backed securities and collateralized mortgage obligations ("CMOs"). As such deposits were withdrawn, they were replaced with FHLB advances. The current investment strategy of the Bank reflects a shift of prior policy. During 1996, approximately $1.7 million of "available for sale" mortgage-backed securities that were purchased with funds from brokered CDs were sold.

         Mortgage-Related Securities. The Bank invests in mortgage-related securities such as CMOs, primarily as an alternative to mortgage loans or mortgage-backed securities. CMOs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally are issued as either fixed interest rates or adjustable interest rates.

         Some mortgage-related instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. The Bank does not purchase or own any residual interests in mortgage-related securities.

         Prepayments in the Bank's mortgage-related securities portfolio may be affected by declining and rising interest rate environments. In a low and declining interest rate environment, prepayments would be expected to increase. In such an event, the Bank's CMOs purchased at a premium price could result in actual yields to the Bank that are lower than anticipated yields. The Bank's floating rate CMOs would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayment may subject the Bank's CMOs to yield and price volatility.

         The Bank's CMOs are all monthly adjustable securities indexed primarily to the 11th district cost of funds ("COFI"). This lagging index has a close resemblance to the overall cost of funds of financial institutions and has historically provided attractive yields. Because of its lagging effect, COFI tends to be more attractive during periods of falling interest rates. The remaining securities are indexed to the 10 year treasury ("CMT"), a long term index that tends to be more attractive during periods of a steep yield curve.

         At December 31, 1996, these CMOs had a market value of $12.0 million and amortized cost of $12.6 million representing 10.5% of the Company's total assets. Although management believes this unrealized loss of $652,000, or 5.16%, to be temporary, par value market prices are not anticipated until a period of falling interest rates.

         Mortgage-Backed Securities. The Bank also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collaterize borrowings or other obligations of the Bank.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage- backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1996, these securities had a market value of $3.0 million and an amortized cost of $3.0 million, representing 2.8% of the Bank's total assets. See Notes 3 and 4 to the Company's Consolidated Financial Statements incorporated herein by reference.

         The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                             AT DECEMBER 31,
                                                        --------------------------------------------------
                                                            1996                1995                1994
                                                           ------              ------              -----
                                                                               (In thousands)
Securities available for sale (1):
   U.S. government and agency securities.............    $   3,969           $     993           $   1,886
   Collateralized mortgage obligations...............       11,990              13,110              16,806
   Mortgage-backed securities........................        3,044               4,270              15,754
Securities held to maturity (1):

   Mortgage-backed securities........................           --                  --               4,375
                                                         ---------           ---------           ---------
      Total investment securities....................       19,003              18,373              38,821

Cash and cash equivalents............................       13,420                 869                 748
FHLB stock...........................................          954                 890                 845
                                                         ---------           ---------           ---------
      Total investments..............................    $  33,377           $  20,132           $  40,414
                                                         =========           =========           =========

(1) The Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. The adoption of SFAS No. 115 resulted in an after tax decrease to retained income of $2.5 million as of December 31, 1994. For additional information, see Notes 3 and 4 to the Company's Consolidated Financial Statements incorporated herein by reference.

                                       13

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1996.

                                    One Year or Less   One to Five Years  Five to Ten Years
                                   -----------------   -----------------  -----------------
                                   Carrying  Average   Carrying  Average  Carrying  Average
                                    Value     Yield     Value     Yield    Value     Yield
                                   -------   -------   -------   -------  -------   -------
                                                                       (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $  981    5.68%    $ 2,988     5.94%   $   --      --%
   Mortgage-backed securities.....      --      --         156     8.43       815    7.63
   Collateralized mortgage
      obligations.................      --      --          --       --        --      --
                                    ------            --------             ------
      Total.......................  $  981            $  3,144             $  815
                                    ======            ========             ======




                                   More Than Ten Years   Total Investment Portfolio
                                   -------------------   --------------------------
                                   Carrying    Average    Carrying   Market   Average
                                    Value       Yield      Value     Value     Yield
                                   -------      ------     -------    -----   ------
Securities available for sale:
   U.S. government and agency
      securities..................      --         --%   $ 3,969    $ 3,969     5.87%
   Mortgage-backed securities..... $ 2,073       7.48      3,044      3,044     7.54
   Collateralized mortgage
      obligations.................  11,990       6.14     11,990     11,990     6.14
                                   -------               -------    -------
      Total....................... $14,063               $19,003     19,003
                                   =======               =======    =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, Westwood Homestead derives funds primarily from loan principal repayments, maturing investment securities, and interest payments. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

         Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit currently ranging in term from 30 days to 5 years. The majority of deposits at the Bank are CDs, which at December 31, 1996 represented 76.4% of total deposits. In recent years the Bank supplemented retail deposits with brokered deposits, and as the brokered deposits were withdrawn such funds were replaced with FHLB advances. At December 31, 1996, however, most of the FHLB advances have been repaid and nearly all of the brokered deposits have been withdrawn upon maturity. At December 31, 1996, out of state deposits totalled $7.2 million, or 9.1% of total deposits. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

         The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. The Bank attracts local deposits by offering a wide variety of accounts, extended service hours and competitive interest rates and fees. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and state and federal regulations.

         In January 1996, the Bank introduced "Hassle Free Checking" and "No Hassle Checking" to attract more deposit accounts. These products do not have a minimum balance requirement, a monthly service charge or a per check charge. Both of these products were designed to meet the needs of the community and, in management's view, have made it easier for potential customers to establish a banking relationship with Westwood Homestead. The Bank's Mount Adams branch, opened in June 1996, had $1.3 million in deposits outstanding as of December 31, 1996. Transaction accounts made up 75% of the deposits which contributed to the 3.74% cost of funds for the branch. Although the branch has not yet reached breakeven, management believes that loan generation has been positive.

         Several years ago, when interest rates were significantly higher than at present, the Bank initiated a 10 year certificate of deposit program. At December 31, 1996, such certificates of deposit represented $16.9 million, or approximately 21.4%, of total deposits. $11.9 million of these certificates of deposit have a weighted average interest rate above 9.0%. Such certificates of deposit are, in large part, responsible for the Bank's high costs of funds. These deposits start to reach maturity beginning in late 1997 and continue to mature through the end of 1999. Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $12.4 million, or 15.7%, of the Bank's total savings portfolio at December 31, 1996. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank is unable to obtain funds from alternative sources.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                            YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------
                                         1996                    1995                  1994
                                 -------------------    -------------------   --------------------
                                 AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                 BALANCE       RATE     BALANCE       RATE     BALANCE       RATE
                                 -------       ----     -------       ----     -------       ----
                                                        (Dollars in thousands)
Savings deposits...............  $  6,063    1.91%      $   3,608    1.98%     $    4,071   2.05%
NOW accounts...................     1,996    1.91           1,486    1.93           1,511   1.99
Money market accounts..........    12,089    3.67          12,737    3.65          15,414   3.06
Certificates of deposit........    63,474    6.63          67,590    6.51          75,417   5.73
                                 --------               ---------              ----------
     Total.....................  $ 83,622               $  85,421    5.80      $   96,413   5.09
                                 ========               =========              ==========


         The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                                                       AMOUNT DUE
                                  --------------------------------------------------------------------------
                                  LESS THAN                                         AFTER
RATE                              ONE YEAR        1-2 YEARS        2-3 YEARS       3 YEARS           TOTAL
----                              --------        ---------        ---------       -------           -----
                                                                (In thousands)

 4.00 -  5.99%..................  $  22,974       $    7,362     $    1,372      $    1,321       $   33,029
 6.00 -  7.99%..................      5,479            1,421          1,374           5,257           13,531
 8.00 -  9.99%..................      3,041            6,653          2,336           1,881           13,911
                                  ---------       ----------     ----------      ----------       ----------
                                  $  31,494       $   15,436     $    5,082      $    8,459       $   60,471
                                  =========       ==========     ==========      ==========       ==========



         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                         CERTIFICATES
             MATURITY PERIOD                              OF DEPOSITS
             ---------------                              -----------
                                                        (In thousands)
             Three months or less.......................  $      937
             Over three through six months..............         747
             Over six through 12 months.................       3,232
             Over 12 months.............................       7,477
                                                          ----------
                 Total..................................  $   12,393
                                                          ==========

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds, to meet deposit withdrawal requirements, or to be used in connection with the FHLB's affordable housing program. Westwood Homestead has a $10 million line of credit with the FHLB of Cincinnati. Advances from the FHLB are secured by the Bank's one-to-four-family mortgage loans. In addition, the Bank has agreements to purchase federal funds from correspondent banks totaling $7.0 million, as needed. In recent years, the Bank supplemented retail deposits with brokered deposits and as the brokered deposits were withdrawn upon maturity such funds were replaced with FHLB advances. At December 31, 1996 $127,000 of FHLB advances were outstanding.

         The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Westwood Homestead is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System."

         The following table sets forth certain information regarding the Bank's federal funds purchased and FHLB advances at the dates and for the periods indicated.

                                                      AT DECEMBER 31,
                                            -----------------------------------
                                             1996          1995           1994
                                            ------        ------          -----
                                                     (In thousands)
Amounts outstanding at end of period:
   Federal funds purchased ............     $      --    $      --    $   2,200
   FHLB advances ......................           127          139        5,349
Weighted average rate paid on:
   Federal funds purchased ............           --%           --         5.14%
   FHLB advances ......................          8.18%        8.17%        6.66%



                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                           1996          1995         1994
                                                          ------        ------        -----
                                                                   (In thousands)
Maximum amount of borrowings
  outstanding at any month end:
   Federal funds purchased.........................   $   1,600     $    3,600     $   2,800
   FHLB advances...................................       1,000          7,700         5,350

Approximate average short-term borrowings
  outstanding with respect to:
   Federal funds purchased.........................   $   1,000     $    1,600     $   1,900
   FHLB advances...................................       1,000          3,600         3,700
Approximate weighted average rate paid on: (1)
   Federal funds purchased ........................        5.84%          6.20%         4.95%
   FHLB advances...................................        5.50%          6.15%         4.85%

-------------
(1)      Based on rates and amounts during periods borrowings were outstanding.

                                       17

COMPETITION

         The Bank experiences competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits and loans in Hamilton County and the other counties in the Bank's market area comes from other savings institutions, credit unions, commercial banks, money market mutual funds, brokerage firms and insurance companies. The Bank's primary competitors have resources substantially greater than that of the Bank and can offer a wide variety of deposit and loan products. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions.

         Additionally, the Bank may face increased competition due to recent changes to federal interstate banking law. See "Regulation -- Interstate Banking.

REGULATION

         GENERAL. As an Ohio-chartered stock savings bank, Westwood Homestead is subject to extensive regulation by the Superintendent. In addition, as a state-chartered insured bank that is not a member of the Federal Reserve System, Westwood Homestead is subject to regulation by the FDIC. These regulations are intended primarily for the protection of depositors.

         REGULATION OF THE COMPANY. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act (the "BHCA"). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

         With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

         The BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. See " -- Interstate Banking." The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

         Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

         The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

         HOLDING COMPANY DIVIDENDS AND STOCK REPURCHASES. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."See "-- Prompt Corrective Regulatory Action."

         As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

         BANK REGULATION. As a state-chartered savings bank which is not a member of the Federal Reserve System (a "state non-member bank"), the Bank is subject to the primary federal supervision of the FDIC under the Federal Deposit Insurance Act (the "FDIA"). The Bank also is subject to comprehensive regulation and supervision by the Superintendent. The prior approval of the FDIC and of the Superintendent is required for the Bank to establish or relocate a branch office or to engage in any merger, consolidation or significant purchase of assets. In addition, the Bank is subject to numerous federal and state laws and regulations that set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         The FDIC and the Superintendent regularly examine the operations and condition of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and the SAIF and not its stockholders. In addition, the Bank is required to furnish quarterly and annual reports to the FDIC as well as annual reports to the Superintendent. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business. Any

Ohio savings bank that does not operate in accordance with the regulations, policies and directives of the Superintendent may be subject to sanctions for non-compliance.

         The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve Board and the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by the Federal Reserve Board and the FDIC in evaluating mergers, acquisitions and applications to open a branch or facility.

         In February 1995, the Bank received from the FDIC a "Needs to Improve" rating under the Community Reinvestment Act ("CRA"). In response, the President of the Bank recommended and the Board of Directors approved a number of steps to improve the Bank's performance in the community development area. Among other steps, several special mortgage loan programs and a specially targeted marketing program have been implemented in an effort to expand the Bank's lending to low- and moderate-income borrowers. Management and the Board have continued to consult with community groups in order to increase the Bank's responsiveness to the needs of its community. The Bank has renewed its emphasis on single-family residential lending and has hired two outside loan originators for this purpose. In March 1996, the Bank filed with the FDIC a CRA Strategic Plan which covers a two year period beginning May 1, 1996. The plan establishes measurable goals by which the Bank may improve its CRA rating to "satisfactory" or "outstanding." In June 1996, the Bank received a "satisfactory" CRA rating from the FDIC as a result of its examination through April 1996.

         CAPITAL REQUIREMENTS. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. For bank holding companies with less than $150 million in consolidated assets, the Federal Reserve Board applies the guidelines on a bank-only basis unless the bank holding company has publicly held debt securities or is engaged in non-bank activities involving significant leverage. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk- based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

         In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

         The federal bank regulators, including the Federal Reserve Board and the FDIC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the proposed rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank has not determined what effect, if any, the FDIC's proposed interest rate risk component would have on the Bank's capital if adopted as proposed. The FDIC has adopted a regulation that provides that the FDIC may take into account whether a bank has significant risks from concentrations of credit or nontraditional activities in determining the adequacy of its capital. The Bank has not been advised that it will be required to maintain any additional capital under this regulation. The proposed interest rate risk component would not apply to bank holding companies on a consolidated basis.

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1996.

                                                                               PERCENT OF
                                                            AMOUNT              ASSETS(1)
                                                            ------              ---------
                                                                (Dollars in thousands)

        Tangible capital..................................  $ 28,799              26.63%
        Tangible capital requirement......................     1,622               1.50
                                                            --------            -------
          Excess..........................................  $ 27,177              25.13%
                                                            ========            =======

        Tier 1/Core capital(2)............................  $ 28,799              26.63%
        Tier 1/Core capital requirement...................     3,244               3.00
                                                            --------            -------
          Excess..........................................  $ 25,555              23.63%
                                                            ========            =======

        Risk-based capital................................  $ 28,965              45.27%
        Risk-based capital requirement....................     5,119               8.00
                                                            --------            -------
          Excess..........................................  $ 23,846              37.27%
                                                            ========            =======

------------

(1) Based on average adjusted total assets for purposes of the tangible capital and core capital requirements and risk- weighted assets for purpose of the risk-based capital requirement.

(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.


        PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

        Effective December 19, 1992, the federal banking regulators, including the FDIC, adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than- satisfactory rating for any CAMEL rating category. Westwood Homestead is classified as "well capitalized" under the regulations.

        DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion to stock form.

        Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

        Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

        The Company is subject to limitations on dividends imposed by the Federal Reserve Board.

        SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that Westwood Homestead has met substantially all the standards adopted in the interagency guidelines.

        Additionally under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards do not have a material effect on the operations of Westwood Homestead.

        DEPOSIT INSURANCE. Westwood Homestead is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of their deposits by the SAIF. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of members of the Bank Insurance Fund ("BIF") had been the statutory minimum of $2,000. Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments. Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $584,000 pre-tax, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, both BIF and SAIF members will be assessed an amount for the Financing Corporation Bond payments. BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of
2.43 basis points.

        LIQUIDITY REQUIREMENTS. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the savings bank. The FDIC currently has no specific level which it requires. Management calculated, under the FDIC's calculation method, Westwood Homestead's liquidity ratio as 27.5% of interest-bearing liabilities at December 31, 1996, which management believes is adequate.

        LIMITS ON LOANS TO ONE BORROWER. Westwood Homestead generally is prohibited by both FDIC regulations and Ohio law from making loans or otherwise extending credit to any one borrower, including related entities, in an amount exceeding the greater of $500,000 or 15% of Westwood Homestead's unimpaired capital and surplus plus, as to loans and extensions of credit fully secured by readily marketable collateral, an additional 10% of unimpaired capital and surplus. At December 31, 1996, the maximum amount Westwood Homestead could lend to one borrower was approximately $4.3 million, and Westwood Homestead's largest amount lent to one borrower was $1.99 million. Management does not expect the loans to one borrower limitations to have a material adverse effect on the Bank's lending activities.

        FEDERAL HOME LOAN BANK SYSTEM. Westwood Homestead is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Westwood Homestead is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHLB of Cincinnati, whichever is greater. Westwood Homestead was in compliance with this requirement with investment in FHLB of Cincinnati stock at December 31, 1996, of $954,000. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. At December 31, 1996, Westwood Homestead had $127,000 in FHLB advances outstanding.

      FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, Westwood Homestead must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institutions interest-earning assets. As of December 31, 1996, Westwood Homestead met its reserve requirements.

        TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        Savings institutions are also subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons.

        Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of Section 106(b) of the Bank Holding Company Act Amendments of 1970 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 106(b) prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

        RESTRICTIONS ON CERTAIN ACTIVITIES. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered
                                       25
banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

        The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal when conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

        INTERSTATE BANKING. The BHCA prohibits the acquisition by a bank holding company of any voting shares of, any interest in, or all or substantially all of the assets of, a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Ohio law authorizes the acquisition of savings banks with their principal place of business in Ohio if the Superintendent determines that the laws of the other state permit an Ohio savings bank or Ohio savings bank holding company to charter or otherwise acquire a savings bank or savings bank holding company having its principal place of business in the other state on terms that are, on the whole, substantially no more restrictive than those established under Ohio law.

        On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle- Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

        Additionally, federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         OHIO SAVINGS BANK LAW. The Superintendent is responsible for the regulation and supervision of Ohio savings banks in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings banks, including the types of lending that such banks may engage in and the investments in real estate, subsidiaries and corporate or government securities that such banks may make. The ability of Ohio savings banks to engage in these state-authorized investments generally is subject to oversight and approval by the FDIC.

         Merger or Acquisition. The Superintendent must approve any mergers involving, or acquisitions of control of, Ohio savings banks. The Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio savings banks. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio savings bank in conservatorship or receivership.

         Examination. The Superintendent conducts regular examinations of Ohio savings banks approximately once every eighteen months. Such examinations are usually conducted jointly with the FDIC. The Superintendent imposes assessments on Ohio savings banks based on the savings bank's asset size to cover the cost of supervision and examination.

         Governing Law. In addition to being governed by the laws of Ohio specifically governing Ohio-chartered savings banks, Westwood Homestead is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings banks.

         Activities and Investments. Since the enactment of FIRREA, all state-chartered institutions have generally been limited to activities and investments of the type and in the amount authorized for federally chartered institutions, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state authorized activities or investments that do not meet this standard (other than nonsubsidiary equity investments and investments in junk bonds) for institutions that meet fully phased-in capital requirements if it is determined that such activities or investments do not pose a significant risk to the SAIF.

                                    TAXATION

FEDERAL INCOME TAXATION

         Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. Through tax years beginning before December 31, 1995, savings associations such as the Bank which meet certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank generally elected to use the method which resulted in the greatest deduction for federal income tax purposes in any given year.

         Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the reserve method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debt reserves has already been accrued as a deferred tax liability.

         Westwood Homestead's federal corporate income tax returns have not been audited within the past three years.

STATE INCOME TAXATION

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Bank's book net worth determined in accordance with GAAP. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 and
(ii) .582% times taxable net worth.

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of the Bank after the Conversion, as reflected on the balance sheet of the Company, as long as it owns at least 25% of the issued and outstanding capital stock of the Bank. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .14% times taxable net worth.

PERSONNEL

         As of December 31, 1996, Westwood Homestead had 16 full-time employees and seven part-time employees, none of whom was represented by a collective bargaining agreement. Westwood Homestead believes that it enjoys good relations with its personnel.

ITEM 2.  PROPERTIES

         The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1996.

                                                              BOOK VALUE AT                      DEPOSITS AT
                            YEAR          OWNED OR            DECEMBER 31,       APPROXIMATE     DECEMBER 31,
                           OPENED          LEASED                 1996         SQUARE FOOTAGE         1996
                           ------          ------            --------------    --------------    ------------

3002 Harrison Avenue        1922            Owned              $ 445,000            4,000          $77.8 million
Cincinnati, Ohio

1101 St. Gregory Street     1996           Leased                   N/A               285             1.3 million
Cincinnati, Ohio


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         Although Westwood Homestead, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Westwood Homestead is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         On December 23, 1996, the Company held a special meeting of shareholders for the purposes of considering approval of the Westwood Homestead Savings Bank Amended Directors' Retirement Plan. At such meeting, 2,225,382 votes were cast in favor of the plan, 192,195 votes were cast against and there were 24,741 abstentions and 120,091 broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
         MATTERS
         -------

         The information contained in the section captioned "Market Information" in the Company's 1997 Annual Report to Stockholders (the "Annual Report") is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information contained in the section captioned "Selected Consolidated Financial and Other Data" in the Annual Report is hereby incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements contained in the Annual Report which are listed in Item 14 herein are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

1

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         (a)  Security Ownership of Certain Owners

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (b)  Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         (c)  Changes in Control

         Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (a)1.    Report of Independent Auditors*

                  Westwood Homestead Financial Corporation*

                  (a) Consolidated Statements of Financial Condition at December 31, 1996 and 1995

                  (b) Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                  (c) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                  (d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1996, 1995 and 1994

                  (e)      Notes to Consolidated Financial Statements

         ------------
         *        Incorporated by reference to the Annual Report.

             2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

             3.   Exhibits

             3.1  Articles of Incorporation of Westwood Homestead
                  Financial Corporation*

                  3.2      Bylaws of Westwood Homestead Financial Corporation *
                  10.1     First Amendment to Employment Agreement between
                           Michael P. Brennan and The Westwood Homestead
                           Savings Bank *
                  10.2     Employment Agreement between Michael P. Brennan and
                           The Westwood Homestead Savings Bank *
                  10.3     Severance Agreements between Messrs. John E. Essen
                           and Gerald T. Mueller, The Westwood Homestead
                           Savings Bank, and Westwood Homestead Financial
                           Corporation*
                  10.4     The Westwood Homestead Savings Bank Directors'
                           Retirement Plan, as amended *
                  13       1997 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant.
                  27       Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this report.

         (c) The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

         (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

         ------------
         * Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WESTWOOD HOMESTEAD FINANCIAL
                                             CORPORATION

Date:  March 25, 1997                       By:  /S/ MICHAEL P. BRENNAN
                                                -----------------------
                                                Michael P. Brennan
                                                President and Chief Executive
                                                Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /S/ Michael P. Brennan                  By:  /S/ Robert H. Bockhorst
     --------------------------              ------------------------------
     Michael P. Brennan                           Robert H. Bockhorst
     (Director and Chief Executive                Director
     Officer

Date:  March 25, 1997                        Date:  March 25, 1997


By:  /S/ John E. Essen                       By: /S/ Raymond J. Brinkman
     --------------------------              ------------------------------
     John E. Essen                                Raymond J. Brinkman
     (Chief Financial and Accounting              Director
     Officer and Treasurer)

Date:  March 25, 1997                        Date:  March 25, 1997


By:  /S/ Carl H. Heimerdinger                By: /S/ Roger M. Higley
     --------------------------              ------------------------------
     Carl H. Heimerdinger                         Roger M. Higley
     Chairman of the Board                        Director

Date:  March 25, 1997                        Date:  March 25, 1997


By:  /S/ John B. Bennet, Sr.                 By: /S/ Mary Ann Jacobs
     --------------------------              ------------------------------
     John B. Bennet, Sr.                          Mary Ann Jacobs
     Vice Chairman of The Board                   Director

Date: March 25, 1997                         Date:  March 25, 1997

By:  /S/ James D. Kemp
     --------------------------
     James D. Kemp
     Director

Date: March 25, 1997

                                INDEX TO EXHIBITS

      EXHIBIT NO.                   DESCRIPTION
      -----------                   -----------

          3.1 Articles of Incorporation of Westwood Homestead Financial Corporation*

          3.2       Bylaws of Westwood Homestead Financial Corporation *

          10.1 First Amendment to Employment Agreement between Michael P. Brennan and The Westwood Homestead Savings Bank *

          10.2 Employment Agreement between Michael P. Brennan and The Westwood Homestead Savings Bank *

          10.3 Severance Agreements between Messrs. John E. Essen and Gerald T. Mueller, The Westwood Homestead Savings Bank, and Westwood Homestead Financial Corporation *

          10.4 The Westwood Homestead Savings Bank Directors' Retirement Plan, as amended*

          13        1997 Annual Report to Stockholders

          21        Subsidiaries of the Registrant.

          27        Financial Data Schedule

------------
* Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.