Form 10-Q
period 1997-03-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1997-05-13
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                        Commission File Number: 0-21385
                                                -------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

        INDIANA                                                 31-1463057
        -------                                                 ----------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

 3002 HARRISON AVENUE, CINCINNATI, OHIO                             45211-5789
 --------------------------------------                             ----------
(Address of Principal Executive Offices)                            (Zip Code)

       Registrant's telephone number, including area code: (513) 661-5735
                                                           --------------

         Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No . The registrant has not been subject to the reporting requirements of the Exchange Act for the past 90 days.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at March 31, 1997 common stock, $.01 par value: 2,843,375

                                    CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1997 and December 31, 1996 (Unaudited)................................1

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 1997 and 1996 (Unaudited).......................................2

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1997 and 1996 (Unaudited).............................................3

         Notes to Consolidated Financial Statements (Unaudited)..........................4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................5

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................................7

  Item 2.  Changes in Securities.........................................................7

  Item 3.  Defaults Upon Senior Securities...............................................7

  Item 4.  Submission of Matters to a Vote of Security-Holders...........................7

  Item 5.  Other Information.............................................................7

  Item 6.  Exhibits and Reports on Form 8-K..............................................7

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                March 31, 1997       December 31, 1996
                                                                --------------       -----------------
                             ASSETS
 Cash and cash equivalents                                       $ 13,192,971            13,420,389
 Securities available for sale                                      3,981,726             3,969,430
 Mortgage backed securities available for sale                     14,971,334            15,034,115
 Loans held for sale                                                  514,766               527,381
 Loans receivable, net                                             94,538,733            84,525,374
 Stock in Federal Home Loan Bank                                      970,000               953,600
 Accrued interest receivable                                          743,388               589,124
 Premises and equipment, net                                          581,814               607,339
 Income taxes                                                         117,366               210,422
 Prepaid expenses and other assets                                    343,556               114,209
                                                                 ------------          ------------
  Total assets                                                   $129,955,654           119,951,383
                                                                 ============          ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                       $ 79,078,883            79,082,778
  Federal Home Loan Bank  advances                                 10,124,607               127,458
  Advances from borrowers for taxes and insurance                     361,006               633,857
  Income taxes                                                        102,453                    --
  Accrued expenses and other liabilities                               64,868               124,872
    Total liabilities                                              89,731,817            79,968,965


Contingencies  (Note 4)
Stockholders' equity:

 Common Stock, $.01 par value, 15,000,000 shares
authorized, 2,843,375 shares outstanding at
March 31, 1997 and December 31, 1996                                   28,434                28,434
 Additional paid in capital                                        27,724,599            27,709,597
 Retained income                                                   15,038,112            14,876,066
 Employee Stock Ownership Plan                                     (2,191,698)           (2,238,386)
 Net unrealized loss on securities available for sale                (375,610)             (393,293)
                                                                 ------------          ------------
   Total stockholders' equity                                      40,223,837            39,982,418
                                                                 ------------          ------------
    Total liabilities and stockholders' equity                   $129,955,654           119,951,383
                                                                 ============          ============


See accompanying notes to financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                          1997            1996
                                                          ----            ----
Interest income:

  Loans receivable                                     $1,831,166       1,503,983
  Mortgage backed securities                              247,000         270,369
  Investment securities                                    58,535          13,375
  Interest  bearing deposits with banks                   185,362          27,343
                                                       ----------      ----------
    Total interest income                               2,322,063       1,815,070
                                                       ----------      ----------

Interest expense:

  Deposits                                              1,131,638       1,207,505
  Borrowings                                               61,298           2,815
                                                       ----------      ----------
    Total interest expense                              1,192,936       1,210,320
                                                       ----------      ----------
    Net interest income                                 1,129,127         604,750
Provision for loan losses                                  18,486          15,087
                                                       ----------      ----------
Net interest income after provision for loan losses     1,110,641         589,663
                                                       ----------      ----------

Non-interest income:

  Loss on sale of securities                                   --         (2,813)
  Gain on loan sales                                           --          35,172
  Service charges and fees                                 29,458          13,172
                                                       ----------      ----------
    Total non-interest income                              29,458          45,531
                                                       ----------      ----------

Non-interest expense:

  Compensation and benefits                               282,985         238,143
  Occupancy costs                                          42,025          32,853
  Franchise tax                                           120,271          52,500
  Federal deposit insurance premiums                       12,730          46,258
  Data processing                                          25,339          21,422
  Legal, accounting and examination fees                   24,005          16,540
  Consulting fees                                           7,478          17,682
  Advertising                                               8,393           9,884
  Other                                                    69,390          42,646
                                                       ----------      ----------
    Total non-interest expense                            592,616         477,928
                                                       ----------      ----------
    Income before income tax                              547,483         157,266
    Income tax                                            186,400          53,500
                                                       ----------      ----------
 Net income                                            $  361,083         103,766
                                                       ==========      ==========
Income per share (Note 3) to financial statements            $.14             N/A
                                                             ====             ===

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Three months ended March 31,
                                                                            1997                1996
                                                                            ----                ----
Cash flows from operating activities:

  Net income                                                           $    361,083            103,766

  Adjustments to reconcile net income to net cash provided by operating activities:

    Net amortization of premium and discounts                               (17,197)             4,400
    Depreciation of premises and equipment                                   25,525             14,267
    Federal Home Loan Bank stock dividend                                   (16,400)           (15,400)
    Deferred income taxes                                                   (12,300)             2,986
    Accretion of net loan fees deferred                                      48,403             (2,742)
    Provision for loan loss                                                  18,486             15,087
    Loss on securities sales                                                     --              2,813
    Gain on loan sales                                                           --            (35,172)
    Net loans repaid (originated) held for sale                              12,615           (447,082)
    Proceeds from sale of loans held for sale                                    --          1,243,297
    Employee Stock Ownership Plan amortization                               61,688                 --
    Change in:

     Accrued interest receivable                                           (154,264)            11,792
     Prepaid expenses and other assets                                     (229,347)          (351,970)
     Accrued expenses                                                       (60,004)           (15,835)
     Income taxes                                                           198,701             50,514
                                                                       ------------         ----------
      Net cash provided by operating activities                             236,989            580,721
                                                                       ------------         ----------
Cash from investing activities:

  Proceeds from sale of mortgage backed securities                               --            997,188
  Principal payments on mortgage backed securities                           94,474            209,510
  Net  increase in loans receivable                                     (10,080,248)        (1,165,409)
  Additions to premises and equipment                                            --            (14,602)
                                                                       ------------         ----------
      Net cash (used in)provided by investing activities                 (9,985,774)            26,687
                                                                       ------------         ----------
Cash flow from financing activities

  Net (decrease) increase in deposits                                        (3,895)         1,255,698
  Cash dividends                                                           (199,036)                --
  Short term Federal Home Loan Bank advances                              5,000,000                 --
  Long term Federal Home Loan Bank advances repayment                        (2,851)            (2,686)
  Long term Federal Home Loan Bank advances                               5,000,000                 --
  Net decrease in advances from borrowers for taxes and insurance          (272,851)          (238,194)
                                                                       ------------         ----------
      Net cash provided by financing activities                           9,521,367          1,014,818
                                                                       ------------         ----------
      Net (decrease)increase in cash and cash equivalents                  (227,418)         1,622,226
Beginning cash and cash equivalents                                      13,420,389            869,124
                                                                       ------------         ----------
Ending cash and cash equivalents                                       $ 13,192,971          2,491,350
                                                                       ============         ==========

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                      March 31, 1997 and December 31, 1996

(1)      BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, operations and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

(2)      CONSUMMATION OF THE CONVERSION

         On September 27, 1996, the Westwood Homestead Savings Bank (the "Bank") completed its conversion from an Ohio mutual savings bank to an Ohio stock savings bank and was simultaneously acquired by Westwood Homestead Financial Corporation (the "Company"), an Indiana corporation, which was formed to act as the holding company of the Bank.

         On the date of conversion, the Company issued 2,843,375 shares of common stock,$.01 par value, at $10 per share, raising net proceeds of $27.7 million. In accordance with the plan of conversion, $13.9 million of the net proceeds were utilized to purchase 100% of the stock of the Bank.

(3)      EARNINGS PER SHARE

         Earnings per share is not presented for the quarter ended March 31, 1996 because no shares of stock were outstanding for that period.

(4)      CONTINGENCIES.

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

         The Bank intends to make annual contributions to the ESOP sufficient to repay the loan plus interest over a 13 year period. Amortization of the ESOP of $62,000 has been recorded as compensation expense for the quarter ended March 31, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND DECEMBER 31, 1996

         Westwood Homestead Savings Bank (the "Bank") converted from a state chartered mutual savings bank to a state chartered stock savings bank on September 27, 1996. In the conversion, 2,843,375 shares of common stock of Westwood Homestead Financial Corporation (the "Company") were sold, generating net proceeds after conversion expenses of $27.7 million. Of this amount, $13.9 million was used to purchase 100% of the common stock of the Bank, $2.4 million to fund the stock purchase made by the Employee Stock Ownership Plan and the balance was used to purchase investments and for other corporate purposes.

         Total assets increased $10.0 million, or 8.3% from $120.0 million at December 31, 1996 to $130.0 million at March 31, 1997. Loans receivable increased $10.0 million, or 11.8% from $84.5 million at December 31, 1996 to $94.5 million at March 31, 1997 as a result of strong loan demand, expanded loan products and successful marketing. Approximately 63% of this increase consisted of adjustable rate loans increasing the total portfolio to 63% adjustable.

         Total liabilities increased $9.7 million from $80.0 million at December 31, 1996 to $89.7 million at March 31, 1997. This increase was due primarily to Federal Home Loan Bank fixed rate advances with terms ranging from seven months to 48 months. Recent competition for local CDs has shifted the Banks's funding source to FHLB advances in recent periods.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER  ENDED MARCH 31, 1997 AND 1996

         Net Income. Net income for the quarter ended March 31, 1997 was $361,000, or 14 cents per share, as compared with $104,000 for the quarter ended March 31, 1996. Return on average equity and return on average assets were 3.58% and 1.17%, respectively, for the quarter ended March 31, 1997 compared to 2.89% and .43%, respectively, for the same quarter in 1996.

         Net Interest Income. Net interest income increased $524,000 to $1,129,000 for the quarter ended March 31, 1997 from $605,000 for the quarter ended March 31, 1996. This increase was due to $27.4 million more in net interest earning assets as a result of the investment of stock conversion proceeds. Net interest margin increased to 3.69% for the quarter ended March 31, 1997 as compared to 2.55% for the same quarter in 1996 primarily due to increased net interest earning assets.

         Interest Income. Interest income increased $507,000, or 28.2%, to $2.3 million for the quarter ended March 31, 1997 from $1.8 million for the quarter ended March 31, 1996. Interest income on loans receivable increased $327,000, or 21.7%, to $1,831,000 for the quarter ended March 31, 1997 from $1,504,000 for the quarter ended March 31, 1996. The average balance of loans receivable increased 19.2% to $89.4 million for the quarter ended March 31, 1997 from the same quarter a year ago while the average yield increased 17 basis points to 8.19%. Stock conversion proceeds increased the average of other earning assets $11.6 million from the year ago quarter resulting in $158,000 more in other interest income.

         Interest Expense. Interest expense decreased $17,000 to $1,193,000 for the quarter ended March 31, 1997 from $1,210,000 for the quarter ended March 31, 1996. This improvement is due to a decrease of 9 basis points in the average rate on interest bearing liabilities to 5.78% for the quarter ended March 31, 1997 from 5.87% for the quarter ended March 31, 1996.

         Provision for Loan Losses. The Bank established provisions for loan losses of $18,000 and $15,000 during the quarters ended March 31, 1997 and 1996, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income decreased $17,000 to $29,000 for the quarter ended March 31, 1997 from $46,000 for the quarter ended March 31, 1996. The Bank recorded a $35,000 gain on loan sales during the quarter ended March 31, 1996 while no loans were sold during the current quarter. Service charges and fees increased $16,000 to $29,000 for the quarter ended March 31, 1997 from $13,000 for the quarter ended March 31, 1996. This increase reflects the Bank's emphasis on attracting new checking accounts in the last year.

         Non-Interest Expense. Non-interest expense increased $115,000 to $593,000 for the quarter ended March 31, 1997 from $478,000 for the quarter ended March 31, 1996. This increase was due primarily to an increase of $67,000, or 126%, in Ohio Franchise Tax which is based on year end net worth. Compensation and benefits increased $45,000, or 18.9%, during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 primarily due to the ESOP amortization accrual of $62,000 and increased staffing levels. Other expenses increased $27,000 due primarily to expenses relating to being a public company. Due to the reduction in premiums resulting from the recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996, FDIC insurance expense decreased $33,000, or 71.7% for the quarter ended March 31, 1997. The ratio on non-interest expense to average assets was 1.92% for the quarter ended March 31, 1997 as compared to 1.97% for the same quarter a year ago.

         Income Taxes. The Company has recorded income tax expense of $186,000 and $54,000 for the quarters ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $13.2 million at March 31, 1997 which consisted of overnight federal funds and Federal Home Loan Bank short term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to engage in an aggressive strategy of growth, both externally through the selective acquisition of other financial institutions and internally through expansion of the Bank's lending activities. There can be no assurance that the Company will in fact be able to identify attractive acquisition candidates or to acquire such candidates on favorable terms. Management believes that current liquidity levels are adequate to fund daily operations.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                                      To Be Well Capitalized
                                                                        For Capital                   Under Prompt Corrective
                                     Actual                          Adequacy Purposes                    Action Provision
                             -------------------------              ---------------------             -----------------------
                                 Amount         Ratio                 Amount      Ratio                  Amount        Ratio
                                 ------         -----                 ------      -----                  ------        -----
Tangible Capital             $ 29,139,753        26.04%              1,678,359      1.50%               5,594,529        5.00%
Tier I/Core Capital            29,139,753        26.04%              3,356,718      3.00%               6,713,435        6.00%
Risk-based Capital             29,323,752        42.18%              5,561,680      8.00%               6,952,100       10.00%

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are being filed with this report.

             Exhibit                   Description

                27                      Financial Data Schedule

         (b) Reports on Form 8-K.  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION

Date: May 9, 1997                      By:
                                          --------------------------------
                                              Michael P. Brennan
                                              (Principal Executive Officer)

Date: May 9, 1997                      By:
                                          --------------------------------
                                              John E. Essen
                                              (Principal Financial Officer)