Form 10-Q
period 1997-06-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1997-08-01
CIK 1010550

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                          ____________________

                             FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997



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

     Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:   Yes [ x ]  No [  ].

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practical
date.   Shares outstanding at June 30, 1997 common stock, $.01
par value: 2,795,475.

                             CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition as of
     June 30, 1997 and December 31, 1996 (Unaudited)         1

   Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 1997 and 1996 (Unaudited)     2

   Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1997 and 1996 (Unaudited)                3

   Notes to Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                5


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                 8

  Item 2.  Changes in Securities                             8

  Item 3.  Defaults Upon Senior Securities                   8

  Item 4.  Submission of Matters to a Vote of
             Security-Holders                                8

  Item 5.  Other Information                                 8

  Item 6.  Exhibits and Reports on Form 8-K                  8


SIGNATURES

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition
                               (Unaudited)

                                          June 30, 1997    December 31, 1996
                                          ------------     -----------------
Assets
  Cash and cash equivalents               $ 11,916,476      $ 13,420,389
  Securities available for sale              2,994,599         3,969,430
  Mortgage backed securities available
    for sale                                14,206,500        15,034,115
  Loans held for sale                          516,886           527,381
  Loans receivable, net                    102,177,402        84,525,374
  Stock in Federal Home Loan Bank              987,500           953,600
  Accrued interest receivable                  749,222           589,124
  Premises and equipment, net                  565,340           607,339
  Income taxes                                 207,035           210,422
  Prepaid expenses and other assets            338,810           114,209
                                          ------------      ------------
    Total assets                          $134,654,770       119,951,383
                                          ============      ============

Liabilities and stockholders' equity
  Deposits                                  82,531,538        79,082,778
  Federal Home Loan Bank  advances          12,121,767           127,458
  Advances from borrowers for taxes
    and insurance                              136,236           633,857
  Income taxes                                  56,542                --
  Accrued expenses and other liabilities       210,434           124,872
                                          ------------      ------------
    Total liabilities                       95,056,517        79,968,965
                                          ============      ============
Contingencies  (Note 5)

Stockholders' equity:
Common Stock, $.01 par value,
  15,000,000 shares authorized,
  2,795,475 and 2,843,375 shares
  outstanding at June 30, 1997 and
  December 31, 1996, respectively               28,434            28,434
Additional paid in capital                  27,739,434        27,709,597
Retained income                             15,164,434        14,876,066
Employee Stock Ownership Plan (Note 6)      (2,143,370)       (2,238,386)
Treasury Stock, at cost; 49,700 shares
  (Note 3)                                    (641,006)               --
Net unrealized loss on securities
  available for sale                          (549,673)         (393,293)
                                          ------------      ------------
   Total stockholders' equity               39,598,253        39,982,418
                                          ------------      ------------
   Total liabilities and stockholders'
     equity                               $134,654,770       119,951,383
                                          ============      ============

See accompanying notes to consolidated financial statements.

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    Consolidated Statements of Income
                              (Unaudited)

                                       Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     ---------------------    ----------------------
                                      1997         1996        1997          1996
                                    --------     --------    --------       -------
Interest income:
  Loans receivable                  $2,005,471    1,546,443   3,836,637    3,050,426
  Mortgage-backed securities           236,317      263,685     483,317      534,054
  Investment securities                 46,965       13,375     105,500       26,750
  Interest-bearing deposits
    with banks                         181,211       28,746     366,573       56,089
                                    ----------    ---------   ---------    ---------
    Total interest income            2,469,964    1,852,249   4,792,027    3,667,319
                                    ----------    ---------   ---------    ---------

Interest expense:
  Deposits                           1,183,578    1,207,538   2,315,216    2,415,043
  Borrowings                           155,673        4,304     216,971        7,119
                                    ----------    ---------   ---------    ---------
    Total interest expense           1,339,251    1,211,842   2,532,187    2,422,162
                                    ----------    ---------   ---------    ---------
    Net interest income              1,130,713      640,407   2,259,840    1,245,157

Provision for loan losses               35,507       15,082      53,993       30,169
                                    ----------    ---------   ---------    ---------
Net interest income after
  provision for loan losses          1,095,206      625,325   2,205,847    1,214,988
                                    ----------    ---------   ---------    ---------
Non-interest income:
  Gain on sale of securities                --        7,271          --        4,458
  Gain on loan sales                        --        1,397          --       36,569
  Service charges and fees              33,109       14,989      62,567       28,161
                                     ----------   ---------   ---------    ---------
    Total non-interest income           33,109       23,657      62,567       69,188
                                    ----------    ---------   ---------    ---------

Non-interest expense:
  Compensation and benefits            280,306      238,229     563,291      476,372
  Occupancy costs                       39,285       30,838      81,310       63,691
  Franchise tax                        119,771       46,800     240,042       99,300
  Federal deposit insurance premiums    12,800       46,760      25,530       93,018
  Data processing                       29,747       19,862      55,086       41,284
  Legal, accounting and examination
    fees                                76,074       23,026     100,079       39,566
  Consulting fees                        9,314        5,585      16,792       23,267
  Advertising                           10,746       14,717      19,139       24,601
  Other                                 55,314       52,502     124,704       95,148
                                    ----------    ---------   ---------    ---------
    Total non-interest expenses        633,357      478,319   1,225,973      956,247
                                    ----------    ---------   ---------    ---------
    Income before income tax expense   494,958      170,663   1,042,441      327,929
Income tax expense                     169,600       58,000     356,000      111,500
                                    ----------    ---------   ---------    ---------
    Net income                      $  325,358      112,663     686,441      216,429
                                    ==========    =========   =========    =========

    Net income per share (Note 4)      $.12          N/A        $.26          N/A
                                        ===          ===         ===          ===

See accompanying notes to consolidated financial statements.

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                              (Unaudited)



                                                     Six Months Ended June 30,
                                                     1997               1996
                                                  ---------          -----------
Cash flows from operating activities:
  Net income                                     $   686,441            216,429
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Net amortization of premium and discounts        (19,843)             6,726
    Depreciation of premises and equipment            51,640             30,321
    Federal Home Loan Bank stock dividend            (33,900)           (31,100)
    Deferred income taxes                            (23,158)            15,057
    Accretion of net loan fees deferred               35,697              3,861
    Provision for loan loss                           53,993             30,169
    Gain on securities sales                              --             (4,457)
    Gain on loan sales                                    --            (36,569)
    Net loans repaid (originated) held for sale       10,495           (437,079)
    Proceeds from sale of loans held for sale             --          1,477,483
    Employee Stock Ownership Plan amortization       124,851                 --
    Change in:
     Accrued interest receivable                    (160,098)           (21,412)
     Prepaid expenses and other assets              (219,601)          (342,660)
     Accrued expenses                                 85,562            (45,910)
     Income taxes                                    163,648            168,012
                                                 -----------        -----------
      Net cash provided by operating activities      755,727          1,028,871
                                                 -----------        -----------
Cash from investing activities:
  Proceeds from sale of mortgage backed securities        --          1,667,340
  Principal payments on mortgage backed
     securities                                    1,585,349            330,621
  Net  increase in loans receivable              (17,741,718)        (4,834,076)
  Additions to premises and equipment                 (9,641)           (50,121)
                                                 -----------        -----------
    Net cash used in investing activities        (16,166,010)        (2,886,236)
                                                 -----------        -----------
Cash flows from financing activities
  Net increase in deposits                         3,448,760          1,039,046
  Cash dividends                                    (398,072)                --
  Purchase of common stock for treasury             (641,006)                --
  Short term Federal Home Loan Bank advances
    and Federal Funds                              5,000,000          1,000,000
  Long term Federal Home Loan Bank advance
     repayments                                       (5,691)            (5,434)
  Long term Federal Home Loan Bank advances        7,000,000                 --
  Net decrease in advances from borrowers for
     taxes and insurance                            (497,621)          (396,187)
                                                 -----------        -----------
      Net cash provided by financing activities   13,906,370          1,637,425
                                                 -----------        -----------
      Net decrease in cash and cash equivalents   (1,503,913)         1,637,425
Beginning cash and cash equivalents               13,420,389            869,124
                                                 -----------        -----------
Ending cash and cash equivalents                 $11,916,476        $   649,184
                                                 ===========        ===========

See accompanying notes to financial statements

              WESTWOOD HOMESTEAD FINANCIAL CORPORATION
             Notes to Consolidated Financial Statements
                            (Unaudited)
                 June 30, 1997 and December 31, 1996

(1)  Basis of Presentation.
     ----------------------
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of income for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(3)   Treasury Stock
      --------------
During the quarter ended June 30, 1997, the Company has purchased
47,900 of its common stock in the open market. These repurchases were undertaken primarily to meet the anticipated needs of the Company's Management Recognition Plan (MRP) which will be submitted for stockholder approval later this year.

(4)  Net income per share
     --------------------
Earnings per share is not presented for the quarter and six months ended June 30, 1996 because no shares of stock were outstanding for those periods.

(5)  Contingencies
     -------------
Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

(6)  Employee Stock Ownership Plan
     -----------------------------
Effective January 1, 1996, the Company established the Employee Stock Ownership Plan (ESOP). On September 30, 1996, the ESOP purchased 227,470 shares of the Company's common stock. The ESOP was capitalized with a loan from the Company for $2.4 million which is secured by the shares of common stock purchased. The obligation of the ESOP, net of amounts charged to expense, is shown as a reduction of stockholders' equity.

The Bank intends to make annual contributions to the ESOP sufficient to repay the loan plus interest over a 13 year period.
Amortization of the ESOP of $125,000 has been recorded as compensation expense for the six months ended June 30, 1997.

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER
31, 1996

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

     Total assets increased $14.7 million, or 12.3% from $120.0 million at December 31, 1996 to $134.7 million at June 30, 1997. Loans receivable increased $17.7 million, or 20.9% from $84.5 million at December 31, 1996 to $102.2 million at June 30, 1997 as a result of strong loan demand, expanded loan products and successful marketing. This increase consisted of 73% one to four family loans and 56% adjustable rate loans.

     Total liabilities increased $15.1 million from $80.0 million at December 31, 1996 to $95.1 million at June 30, 1997. This increase was due primarily to $12.0 million of Federal Home Loan Bank ("FHLB") fixed rate advances with terms ranging from seven months to 120 months. Competition for local CDs has shifted the Banks's funding source to FHLB advances in recent periods.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS
ENDED JUNE 30, 1997 AND 1996

     Net Income. Net income for the quarter ended June 30, 1997 was $325,000, or 12 cents per share, as compared with $113,000 for the quarter ended June 30, 1996. Return on average equity and return on average assets were 3.23% and 0.99%, respectively, for the quarter ended June 30, 1997 compared to 3.07% and .46%, respectively, for the same quarter in 1996. Net income for the six months ended June 30, 1997 was $686,000, or 26 cents per share, as compared with $216,000 for the six months ended June 30, 1996.

     Net Interest Income. Net interest income increased $491,000 to $1,131,000 for the quarter ended June 30, 1997 from $640,000 for the quarter ended June 30, 1996. This increase was due to $25.7 million more in net interest earning assets as a result of the investment of stock conversion proceeds. Net interest margin increased to 3.48% for the quarter ended June 30, 1997 as compared to 2.65% for the same quarter in 1996 primarily due to increased net interest earning assets. Net interest income increased $1,015,000 to $2,260,000 for the six months ended June 30, 1997 from $1,245,000 for the six months ended June 30, 1996.

     Interest Income. Interest income increased $618,000, or 32.5%, to $2.5 million for the quarter ended June 30, 1997 from $1.9 million for the quarter ended June 30, 1996. Interest income on loans receivable increased $459,000, or 30.0%, to $2,005,000 for the quarter ended June 30, 1997 from $1,546,000 for the quarter ended June 30, 1996. The average balance of loans receivable increased 26.9% to $98.7 million for the quarter ended June 30, 1997 from the same quarter a year ago while the average yield increased 18 basis points to 8.13%. Stock conversion proceeds increased the average of other earning assets $11.1 million from the year ago quarter resulting in $152,000 more in other interest income. Interest income increased $1,125,000, or 30.4%, to $4.8 million for the six months ended June 30, 1997 from $3.7 million for the six months ended June 30, 1996.

     Interest Expense. Interest expense increased $127,000 to $1,339,000 for the quarter ended June 30, 1997 from $1,212,000 for the quarter ended June 30, 1996. This increase is due to $7.4 million more in average interest bearing liabilities and an increase in the average cost to 5.91% for the quarter ended June 30, 1997 from 5.83% for the quarter ended June 30, 1996. Interest expense increased $110,000 to $2,532,000 for the six months ended June 30, 1997 from $2,422,000 for the six months ended June 30, 1996.

     Provision for Loan Losses. The Bank established provisions for loan losses of $36,000 and $15,000 during the quarters ended June 30, 1997 and 1996, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

     Non-Interest Income. Non-interest income increased $9,000 to $33,000 for the quarter ended June 30, 1997 from $24,000 for the quarter ended June 30, 1996. Service charges and fees increased $18,000 to $33,000 for the quarter ended June 30, 1997 from $15,000 for the quarter ended June 30, 1996. This increase reflects the Bank's emphasis on attracting new checking accounts
in the last year.   Non-interest income decreased $6,000 to
$63,000 for the six months ended June 30, 1997 from $69,000 for the six months ended June 30, 1996 due to a $37,000 gain on loan sales recorded during the six months ended June 30, 1996 while no loans were sold during the current year.

     Non-Interest Expense. Non-interest expense increased $155,000 to $633,000 for the quarter ended June 30, 1997 from $478,000 for the quarter ended June 30, 1996. This increase was due primarily to an increase of $73,000, or 155%, in Ohio Franchise Tax which is based on year end net worth. Compensation and benefits increased $42,000, or 17.6%, during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 primarily due to the ESOP amortization accrual of $62,000. Legal and accounting fees increased $53,000 due to expenses relating to being a public company. Data processing expenses increased $10,000 due to expenses relating to the upcoming conversion to Fiserv. The Bank anticipates additional deconversion costs in excess of $30,000 in the quarter ending September 30, 1997. Due to the reduction in premiums resulting from the recapitalization of the Savings Association Insurance Fund ("SAIF") in 1996, FDIC insurance expense decreased $34,000, or 72.6% for the quarter ended June 30, 1997. The ratio of non-interest expense to average assets was 1.93% for the quarter ended June 30, 1997 as compared to 1.95% for the same quarter a year ago. Non-interest expense increased $270,000 to $1,226,000 for the six months ended June 30, 1997 from $956,000 for the six months ended June 30, 1996.

     Income Taxes. The Company recorded income tax expense of $356,000 and $112,000 for the six months ended June 30, 1997 and 1996, respectively. This represented an effective tax rate of 34.15% and 34.00% for the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $11.9 million at June 30, 1997 which consisted primarily of overnight federal funds and Federal Home Loan Bank term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to engage in an aggressive strategy of growth, both externally through the selective acquisition of other financial institutions and internally through expansion of the Bank's lending activities. There can be no assurance that the Company will in fact be able to identify attractive acquisition candidates or to acquire such candidates on favorable terms. Certificate of deposits maturing in one year or less total $39.2 million, which includes $9.2 million of the ten year term CDs. Management believes that current liquidity levels and borrowing limits are adequate to fund daily operations.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.


                                                                      To Be Well
                                                                  Capitalized Under
                                                  For Capital     Prompt Corrective
                                 Actual       Adequacy Purposes    Action Provision
                         -----------------    -----------------   -----------------
                          Amount     Ratio     Amount    Ratio     Amount    Ratio
                          ------     -----     ------    -----     ------    -----
Tangible Capital       $29,485,027  24.49%    1,805,710  1.50%   6,019,034   5.00%
Tier 1/Core Capital     29,485,027  24.49%    3,611,420  3.00%   7,222,841   6.00%
Risk-based Capital      29,704,533  40.57%    5,857,680  8.00%   7,322,100  10.00%

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     Westwood Homestead Savings Bank has signed a contract with Fiserv, Inc. to provide core processing for its loan and deposit
accounts.   The conversion to the Fiserv system is scheduled to
take place in September and will facilitate movement to offering alternative delivery channels of loan and deposit products. The Bank intends to improve the convenience, accessibility and speed of financial knowledge to its customers and improve internal operations to achieve greater efficiency.

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


                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date:  July 29, 1997         By: /s/ Michael P. Brennan
                                -----------------------------
                                Michael P. Brennan
                                (Principal Executive Officer)


Date:  July 29, 1997         By: /s/ John E. Essen
                                -----------------------------
                                John E. Essen
                                (Principal Financial Officer)