Form 10-Q
period 1997-09-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1997-10-30
CIK 1010550

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                          ____________________

                             FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997



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

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practical
date.   Shares outstanding at September 30, 1997 common stock,
$.01 par value: 2,782,398

                             CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition as of
     September 30, 1997(Unaudited) and December 31, 1996     1

   Consolidated Statements of Income for the Three and
     Nine Months Ended September 30, 1997 and 1996
     (Unaudited)                                             2

   Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1997 and 1996(Unaudited)     3

   Notes to Consolidated Financial Statements (Unaudited)    4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                5


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings                                 9

  Item 2.  Changes in Securities                             9

  Item 3.  Defaults Upon Senior Securities                   9

  Item 4.  Submission of Matters to a Vote of
             Security-Holders                                9

  Item 5.  Other Information                                 9

  Item 6.  Exhibits and Reports on Form 8-K                  9


SIGNATURES

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                   WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition
                               (Unaudited)

                                              September 30, 1997  December 31, 1996
                                              ------------------  -----------------
             Assets
Cash and cash equivalents                         $11,352,597        13,420,389
Securities available for sale                       2,999,343         3,969,430
Mortgage backed securities available
  for sale                                         13,985,035        15,034,115
Loans held for sale                                        --           527,381
Loans receivable, net                             111,565,272        84,525,374
Stock in Federal Home Loan Bank                     1,005,500           953,600
Accrued interest receivable                           781,595           589,124
Premises and equipment, net                           633,784           607,339
Income taxes                                          222,282           210,422
Prepaid expenses and other assets                     332,745           114,209
                                                 ------------      ------------
          Total assets                           $142,878,153       119,951,383
                                                 ============      ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                         $ 86,037,349        79,082,778
Federal Home Loan Bank  advances                   16,768,732           127,458
Advances from borrowers for taxes and
  insurance                                           465,266           633,857
Accrued expenses and other liabilities                 93,529           124,872
                                                 ------------      ------------
          Total liabilities                       103,364,876        79,968,965

Contingencies  (Note 5)

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,782,398 and 2,843,375
    shares outstanding at September 30, 1997
    and December 31, 1996, respectively                28,434            28,434

  Additional paid in capital                       27,816,170        27,709,597
  Retained income                                  15,158,999        14,876,066
  Employee stock ownership plan (Note 6)           (2,095,861)       (2,238,386)
  Management Recognition Plan (Note 3)               (841,320)               --
  Net unrealized loss on securities available
    for sale                                         (553,145)         (393,293)
                                                 ------------      ------------
          Total stockholders' equity               39,513,277        39,982,418
                                                 ------------      ------------
          Total liabilities and stockholders'
            equity                               $142,878,153       119,951,383
                                                 ============      ============

See accompanying notes to consolidated financial statements.

           WESTWOOD HOMESTEAD FINANCIAL CORPORATION
               Consolidated Statements of Income
                          (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                     ---------------------    ----------------------
                                      1997         1996        1997          1996
                                    --------     --------    --------       -------
Interest income:
  Loans receivable                  $2,244,217   1,621,108    6,080,853    4,671,534
  Mortgage-backed securities           233,295     255,422      716,613      789,476
  Investment securities                 44,605      23,916      150,105       50,666
  Interest-bearing deposits with
    banks                              172,491      99,489      539,064      155,578
                                    ----------   ---------    ---------    ---------
          Total interest income      2,694,608   1,999,935    7,486,635    5,667,254
                                    ----------   ---------    ---------    ---------

Interest expense:
  Deposits                           1,272,597   1,233,874   3,587,812     3,648,917
  Borrowings                           222,877      19,879     439,849        26,998
                                    ----------   ---------   ---------     ---------
          Total interest expense     1,495,474   1,253,753   4,027,661     3,675,915
                                    ----------   ---------   ---------     ---------
          Net interest income        1,199,134     746,182   3,458,974     1,991,339
                                    ----------   ---------   ---------     ---------
Provision for loan losses               30,700      14,878      84,693        45,047
                                    ----------   ---------   ---------     ---------
Net interest income after provision
  for loan losses                    1,168,434     731,304   3,374,281     1,946,292

Non-interest income:
  Gain on sale of securities                --          --          --         4,458
  Gain on loan sales                     5,354       3,852       5,353        40,421
  Service charges and fees              37,571      18,941     100,139        47,102
                                    ----------   ---------   ---------     ---------
          Total non-interest income     42,925      22,793     105,492        91,981

Non-interest expenses:
  Compensation and benefits            577,219     342,368   1,140,510       818,740
  Occupancy costs                       44,569      43,237     125,880       106,928
  Franchise tax                        102,251      46,800     342,293       146,100
  Federal deposit insurance premiums    12,369     631,513      37,899       724,531
  Data processing                       72,365      20,641     127,451        61,925
  Legal, accounting and examination
    fees                                36,997      25,826     137,076        65,392
  Consulting fees                       11,040       7,716      27,832        30,983
  Advertising                            7,998      12,141      27,136        36,742
  Other                                 54,949      36,479     179,653       131,627
                                    ----------   ---------   ---------     ---------
        Total non-interest expenses    919,757   1,166,721   2,145,730     2,122,968
                                    ----------   ---------   ---------     ---------
        Income before income tax
          expense                      291,602    (412,624)  1,334,043       (84,695)

Income tax expense                      98,000    (140,500)    454,000       (29,000)
                                    ----------   ---------   ---------     ---------
          Net income (loss)         $  193,602    (272,124)  $ 880,043       (55,695)
                                    ==========   =========   =========     =========
Net income per share (Note 4)          $.08         N/A        $ .35           N/A
                                       ====         ===        =====           ===

See accompanying notes to consolidated financial statements.

            WESTWOOD HOMESTEAD FINANCIAL CORPORATION
             Consolidated Statements of Cash Flows
                          (Unaudited)
                Nine months ended September 30,

                                                    Nine Months Ended June 30,
                                                     1997               1996
                                                  ---------          -----------
Cash flows from operating activities:
  Net income                                      $880,043           (55,695)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Net amortization of premiums and discounts     (21,030)            5,261
    Depreciation of premises and equipment          81,244            55,442
    Federal Home Loan Bank stock dividend          (51,900)          (47,300)
    Deferred income taxes                          (34,731)           27,128
    Accretion of net loan fees deferred             70,022            (5,763)
    Provision for loan loss                         84,693            45,047
    Gain on securities sales                            --            (4,457)
    Gain on loan sales                              (5,354)          (40,421)
    Net loans originated held for sale           (100,000)         (524,820)
    Proceeds from sale of loans held for sale      228,948         1,548,979
    Employee Stock Ownership Plan amortization     199,390           118,000
    Management Recognition Plan amortization       259,742                --
    Change in:
        Accrued interest receivable               (192,471)         (114,034)
        Prepaid expenses and other assets         (218,536)          (50,537)
        Accrued expenses                           (31,343)          664,715
        Income taxes                               105,220            36,853
                                              ------------      ------------
          Net cash provided by operating
            activities                           1,253,937         1,658,398
                                              ------------      ------------

Cash flows from investing activities:
Proceeds from sale of mortgage backed
  securities                                            --         1,667,340
Purchase of investment securities                       --        (3,937,700)
Principal payments on mortgage backed
  securities                                     1,797,996           480,266
Net  increase in loans receivable              (26,790,826)       (7,300,498)
Additions to premises and equipment               (107,689)          (96,928)
                                              ------------      ------------
          Net cash used in investing
            activities                         (25,100,519)       (9,187,520)
                                              ------------      ------------
Cash flows from financing activities
  Net increase (decrease) in deposits            6,954,571        (2,665,004)
  Proceeds from stock conversion                        --        27,730,706
  Purchase of common stock by Employee Stock
    Ownership Plan                                      --        (2,360,001)
  Cash dividends                                  (597,108)               --
  Purchase of common stock for treasury         (1,051,356)               --
  Short term Federal Home Loan Bank advances
    & Federal Funds                              8,650,000                --
  Long term Federal Home Loan Bank advance
    repayments                                      (8,726)           (8,232)
  Long term Federal Home Loan Bank advances      8,000,000                --
  Net decrease in advances from borrowers for
    taxes and insurance                           (168,591)          (90,930)
                                              ------------      ------------
         Net cash provided by financing
           activities                           21,778,790        22,606,539
                                              ------------      ------------
         Net (decrease) increase in cash and
           cash equivalents                     (2,067,792)       15,077,417
Beginning cash and cash equivalents             13,420,389           869,124
                                              ------------      ------------
Ending cash and cash equivalents              $ 11,352,597        15,946,541
                                              ============      ============

See accompanying notes to consolidated financial statements.

             WESTWOOD HOMESTEAD FINANCIAL CORPORATION
           Notes to Consolidated Financial Statements
                          (Unaudited)
            September 30, 1997 and December 31, 1996

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of income for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(3)  Management Recognition Plan
     ---------------------------
     Effective September 29, 1997, the Company established the Management Recognition Plan (MRP). During the second and third quarters of 1997, the MRP purchased 76,200 shares of the Company's common stock. The obligation of the MRP, net of amounts charged to expense, is shown as a reduction of stockholders' equity. The Bank amortizes the MRP expense over the five year vesting period. Amortization of the first year vesting of the MRP of $260,000 has been recorded as compensation expense for the nine months ended September 30, 1997.

(4)  Net income per share
     --------------------
     Earnings per share is not presented for the quarter and nine months ended September 30, 1996 because no shares of stock were outstanding for those periods.

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

     The Bank intends to make annual contributions to the ESOP sufficient to repay the loan plus interest over a 13 year period. Amortization of the ESOP of $202,000 has been recorded as compensation expense for the nine months ended September 30, 1997.

(7)  Impact of New Accounting Standards
     ----------------------------------

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement simplifies the standards for computing and presenting earnings per share. It requires dual presentation of basic and diluted ESP on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Bank does not expect the adoption of this Statement to have a material effect on the Company's financial position or results of operations.

     Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company does not expect the adoption of this statement to have a material effect on the Company's financial position and results of operations.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          1997         1996
                                                          ----         ----
Noncash investing and financing activities:
  Loans held for sale transfer to loans receivable     $  532,735   $      --
  Treasury stock issued for Management Recognition
    Plan                                                1,298,712          --
  Deferred tax liability on securities available
    for sale                                               82,348      69,025


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND
DECEMBER 31, 1996

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

     Total assets increased $22.9 million, or 19.1% from $120.0 million at December 31, 1996 to $142.9 million at September 30, 1997. Loans receivable increased $27.1 million, or 32.1% from $84.5 million at December 31, 1996 to $111.6 million at September 30, 1997 as a result of strong loan demand, expanded loan products and successful marketing. This increase consisted of 75% one to four family loans and 50% adjustable rate loans.

     Total liabilities increased $23.4 million from $80.0 million at December 31, 1996 to $103.4 million at September 30, 1997. This increase was due primarily to $16.6 million of Federal Home Loan Bank ("FHLB") fixed rate advances with terms ranging from seven months to 120 months. Competition for local CDs has shifted the Banks's funding source to FHLB advances in recent periods.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996

     Net Income. Net income for the quarter ended September 30, 1997 was $194,000, or 8 cents per share, as compared with a loss of $272,000 for the quarter ended September 30, 1996. Return on average equity and return on average assets were 1.96% and 0.56%, respectively, for the quarter ended September 30, 1997 compared to -7.33% and -1.01%, respectively, for the same quarter in 1996. Net income for the nine months ended September 30, 1997 was $880,000, or 35 cents per share, as compared with a net loss of $56,000 for the nine months ended September 30, 1996.

     Net Interest Income. Net interest income increased $453,000 to $1,199,000 for the quarter ended September 30, 1997 from $746,000 for the quarter ended September 30, 1996. This increase was due to $25.2 million more in net interest earning assets as a result of the investment of stock conversion proceeds. Net interest margin increased to 3.51% for the quarter ended September 30, 1997 as compared to 2.84% for the same quarter in 1996 primarily due to increased net interest earning assets. Net interest income increased $1,468,000 to $3,459,000 for the nine months ended September 30, 1997 from $1,991,000 for the nine months ended September 30, 1996.

     Interest Income. Interest income increased $695,000, or 34.8%, to $2.7 million for the quarter ended September 30, 1997 from $2.0 million for the quarter ended September 30, 1996. Interest income on loans receivable increased $623,000, or 38.4%, to $2,244,000 for the quarter ended September 30, 1997 from $1,621,000 for the quarter ended September 30, 1996. The average balance of loans receivable increased 33.8% to $106.8 million for the quarter ended September 30, 1997 from the same quarter a year ago while the average yield increased 28 basis points to 8.41%. Stock conversion proceeds increased the average of other earning assets $4.2 million from the year ago quarter resulting in $73,000 more in other interest income. Interest income increased $1,820,000, or 32.1%, to $7.5 million for the nine months ended September 30, 1997 from $5.7 million for the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased $241,000 to $1,495,000 for the quarter ended September 30, 1997 from $1,254,000 for the quarter ended September 30, 1996. This increase is due to $6.2 million more in average interest bearing liabilities and an increase in the average cost to 6.09% for the quarter ended September 30, 1997 from 5.45% for the quarter ended September 30, 1996. Interest expense increased $352,000 to $4,028,000 for the nine months ended September 30, 1997 from $3,676,000 for the nine months ended September 30, 1996.

     Provision for Loan Losses. The Bank established provisions for loan losses of $31,000 and $15,000 during the quarters ended September 30, 1997 and 1996, respectively. Management regularly reviews the factors indicative of risk in the Bank's loan portfolio, including problem loans and changes in the composition of loans, interest rates, real estate market conditions and other and economic conditions, in an effort to determine whether any loans require classification or the establishment of additional reserves.

     Non-Interest Income. Non-interest income increased $20,000 to $43,000 for the quarter ended September 30, 1997 from $23,000 for the quarter ended September 30, 1996. Service charges and fees increased $19,000 to $38,000 for the quarter ended September 30, 1997 from $19,000 for the quarter ended
September 30, 1996.  This increase reflects the Bank's emphasis
on attracting new checking accounts in the last year.   Service
charges and fees increased $53,000 to $100,000 for the nine months ended September 30, 1997 from $47,000 for the nine months ended September 30, 1996.

     Non-Interest Expense. Non-interest expense decreased $247,000 to $920,000 for the quarter ended September 30, 1997 from $1,168,000 for the quarter ended September 30, 1996 due primarily to a one-time assessment to capitalize the Savings Association Insurance Fund of $584,000 in 1996. Compensation and benefits increased $235,000 as compared to the quarter ended September 30, 1996 primarily due to $260,000 relating to the first year amortization of the Management Recognition Plan. Legal and accounting fees increased $53,000 due to expenses relating to being a public company. Data processing expenses increased $51,000 due to $37,000 of expenses relating to the deconversion from the service bureau NCR. The Bank anticipates additional investments in technology in the next two quarters. Non-interest expense increased $23,000 to $2,146,000 for the nine months ended September 30, 1997 from $2,123,000 for the nine months ended September 30, 1996.

     Income Taxes. The Company recorded income tax expense (benefit) of $454,000 and ($29,000) for the nine months ended September 30, 1997 and 1996, respectively. This represented an effective tax rate of 34.0% and (34.2%) for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $11.4 million at September 30, 1997 which consisted primarily of overnight federal funds and Federal Home Loan Bank term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management's strategy is to pursue an active strategy of growth, both internally through expansion of the Bank's lending activities and other capital management measures, and externally, through the selective acquisition of other financial institutions. Due to the highly competitive market for financial institution acquisitions in the Bank's market areas, however, there can be no assurance that the Company will be successful in identifying attractive acquisition candidates or in acquiring such candidates on favorable terms. Certificate of deposits maturing in one year or less total $41.1million, which includes $9.8 million of the high rate ten year term CDs. Management believes that current liquidity levels and borrowing limits are adequate to fund daily operations.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                      To Be Well
                                                                  Capitalized Under
                                                  For Capital     Prompt Corrective
                                 Actual       Adequacy Purposes    Action Provision
                         -----------------    -----------------   -----------------
                          Amount     Ratio     Amount    Ratio     Amount    Ratio
                          ------     -----     ------    -----     ------    -----
Tangible Capital        $28,880,853  22.56%   1,920,525   1.50%   6,401,750  5.00%
Tier I/Core Capital      28,880,853  22.56%   3,841,050   3.00%   7,682,100  6.00%
Risk-based Capital       29,131,059  36.90%   6,316,480   8.00%   7,895,600 10.00%

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On September 29, 1997, the Company held a special meeting of shareholders for the purpose of approving the Company's 1997
Stock Option Plan and Management Recognition Plan. The results of the voting on such matters were as follows:

     Stock Option Plan: 1,171,067 votes cast in favor; 350,720 votes cast against; 29,125 abstentions; and 1,000,308 broker non-votes.

     Management Recognition Plan: 1,298,312 votes cast in favor;
223,495 votes cast against; and 29,105 abstentions.

ITEM 5.   OTHER INFORMATION



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


                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date:  October 29, 1997      By: /s/ Michael P. Brennan
                                -----------------------------
                                Michael P. Brennan
                                (Principal Executive Officer)


Date:  October 29, 1997      By: /s/ John E. Essen
                                -----------------------------
                                John E. Essen
                                (Principal Financial Officer)