Form 10-K
period 1997-12-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1998-03-31
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
Mark One                           FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

   [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------------
                         Commission File Number: 0-18279

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Indiana                                      31-1463057
               -------                                      ----------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

3002 Harrison Avenue, Cincinnati, Ohio                        45211-5789
--------------------------------------                        ----------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code  (513) 661-5735
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             -----  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1998, there were issued and outstanding 2,843,375 shares of the registrant's common stock.

         As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market, was $39.8 million ($14.00 per share). For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997. (Parts I and II)

     2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS

         The Company. Westwood Homestead Financial Corporation (the "Company") was incorporated under the laws of the State of Indiana in March, 1996 for the purpose of becoming the holding company of Westwood Homestead Savings Bank ("Westwood Homestead" or the "Bank"). Prior to the acquisition of all of the outstanding stock of the Bank on September 27, 1996, the Company had no assets or liabilities and engaged in no business activities. Following its acquisition of Westwood Homestead, the Company had no significant assets other than the outstanding capital stock of the Bank and a portion of the net proceeds of the Bank's stock conversion. The Company is headquartered in Cincinnati, Ohio, and its business activities are limited to the State of Ohio. At December 31, 1997, the Company had consolidated total assets of $134.3 million, deposits of $88.2 million, net loans receivable of $117.6 million and stockholders' equity of $30.1 million.

         The executive offices of the Company are located at 3002 Harrison Avenue, Cincinnati, Ohio 45211-5789, and its telephone number is (513) 661-5735.

         The Bank. The Bank is an Ohio chartered stock savings bank conducting operations from its main office in Cincinnati, Ohio, which it has occupied since 1922, and its branch facility located in the Mount Adams section of Cincinnati, Ohio which opened in June 1996. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans secured by one- to four-family residential properties located in its market area, and, to a lesser extent, construction, consumer, multifamily and non-residential real estate loans.

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

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                      At December 31,
                                               ----------------------------------------------------------------
                                                       1997                    1996                   1995
                                               -----------------      ------------------    -------------------
                                                Amount       %         Amount        %       Amount         %
                                               -------      ----      -------       ----    -------        ----
                                                                  (Dollars in thousands)
Type of Loan:
Real estate loans:
   One- to four-family residential             $87,234     73.26%      $63,386     73.38%     $55,629     73.55%
   Multi-family residential..................   14,795     12.42        11,537     13.36       10,989     14.53
   Construction..............................    4,709      3.95         1,799      2.08          525       .69
   Other residential and non-
      residential (1)........................   11,683      9.81         9,275     10.74        8,393     11.10
Consumer loans...............................      441       .37           264       .30           95       .13
Commercial loans.............................      217       .19           119       .14           --        --
                                              --------    ------      --------  --------      -------    ------
     Total...................................  119,079    100.00%       86,380    100.00%      75,631    100.00%
                                                          ======                  ======                 ======

Less:
   Loans in process..........................      958                   1,018                    437
   Loans held for sale.......................      --                      535                  1,697
   Deferred loan fees........................      207                     136                    150
   Allowance for loan losses.................      266                     166                    102
                                              --------                --------                -------
      Total.................................. $117,648                $ 84,525                $73,245
                                              ========                ========                =======

-------------------------

(1)     Includes home equity loans.

LOAN MATURITY SCHEDULE

         The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                      Due after
                                                      1 through        Due after
                                      Due by         5 years after    5 years after
                                   December 31,      December 31,     December 31,
                                        1998            1997             1997               Total
                                   ------------      -------------    -------------       ----------
                                                            (In thousands)
One- to four-family residential        $   279         $ 5,558         $   86,103         $   91,943
Multi-family and non-residential         1,413           2,588             22,480             26,478
Consumer............................       127             155                159                441
Commercial..........................        --             217                 --                217
                                      --------         -------         ----------          ---------
     Total..........................   $ 1,819         $ 8,518         $  108,742          $ 119,079
                                      ========         =======         ==========          =========


         The next table sets forth at December 31, 1997, the dollar amount of all loans due one year or more after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                         Predetermined            Floating or
                                             Rate              Adjustable Rates
                                         -------------         ----------------
                                                 (In thousands)

One- to four-family residential            $57,630                 $34,031
Multi-family and non-residential            14,628                  10,440
Consumer...............................        314                      --
Commercial.............................         --                     217
                                           -------                 -------
 Total.................................    $72,572                 $44,688
                                           =======                 =======


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

         One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 1997, $87.2 million, or 73.3%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

         The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs"). The Bank generally offers fixed rate mortgage loans with terms of 15 or 30 years. Adjustable rate loans are originated for terms of up to 30 years. Currently, ARM loans offered by the Bank have six month, one year, three year or seven year adjustment terms that are indexed to the respective constant maturity treasury yields on U.S. securities, with a margin ranging from 2.75 to 4.50 percentage points. Most of the Bank's ARMs have minimum rates, which are currently between 6% and 8%. The Bank's ARM products with six month adjustment periods are subject to 0.75% adjustment caps per six month period with 4% to 6% lifetime adjustment limits. All other ARM loans are subject to 1% or 2% adjustment caps with 5% or 6% lifetime adjustment limits. At December 31, 1997, approximately 66.5% of the Bank's one- to four-family mortgage loans were fixed rate loans and approximately 33.5% were ARMs.

         Prior to 1994 the Bank's lending policies generally limited the maximum loan-to-value ratio on one- to four-family mortgage loans to 80% of the lesser of the appraised value or the purchase price of the property. As such, the amount of the Bank's one- to four-family mortgage loans having loan-to-value ratios in excess of 80% were negligible prior to 1994. In early 1994, the Bank began to offer one- to four-family mortgage loans at loan to value ratios above 80%, and at December 31, 1997, approximately 18.3% of the Bank's one- to four-family mortgage loans held loan to value ratios greater than 80%. Private mortgage insurance or additional collateral is generally required for mortgage loans with loan to value ratios in excess of 80%, except for loans originated under the Bank's special loan programs for first-time home buyers and the 100% and 125% loan to value programs.

         In December 1995, the Bank began offering, on a limited basis, one- to four-family mortgage loans to qualified borrowers with loan-to-value ratios of 100%. The Bank loans the borrower 80% of the lesser of the appraised value or purchase price of the property as a first mortgage, and up to the additional 20% needed to purchase the property as a second mortgage. The interest charged under the second mortgage loan is a fixed rate. Private mortgage insurance is not required for this type of mortgage loan. The Board of Directors has authorized the Bank to lend up to $4.0 million of these second mortgage loans, which would allow the Bank to lend up to $20.0 million of mortgages with combined loan-to-value ratios of 100%. At December 31, 1997, the Bank had 121 of these loans outstanding, with an aggregate balance of second mortgages of $2.6 million.

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

         Multi-family and Non-residential Real Estate Loans. The Bank has in the past been active in the origination of loans secured by non-residential real estate and multi-family properties. At December 31, 1997, multi-family and non-residential real estate loans totaled $14.8 million and $11.7 million, respectively, and represented 12.4% and 9.8%, respectively, of the Bank's gross loan portfolio. Some of these loans have been participation interests with other financial institutions on non-residential and multi-family properties located within the Bank's market area.

         Multi-family and non-residential real estate loans are made in amounts generally up to 80% of the appraised value of the property and may be on a fixed or adjustable rate basis with fixed rate loans underwritten for terms generally up to 25 years and amortization schedules of up to 30 years. A majority of the loans have adjustable rates of interest. Prior to committing to make a multi-family or non-residential real estate loan, the Bank requires that the prospective borrower provide a cash flow statement indicating sufficient cash flow from the property to service the loan. The Bank reviews any tenant leases and requires that the payments under such leases be assigned to the Bank. The Bank follows strict underwriting guidelines before originating this type of loan, and the Bank does not originate such loans beyond its normal lending territory.

         The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. The Bank's largest multi-family real estate loan amounted to $1.9 million at December 31, 1997 and was secured by a 72 unit apartment complex. The Bank's second largest multi-family real estate loan amounted to $1.8 million at December 31, 1997 and was secured by a 66 unit apartment building. Both of these loans are located in the Bank's primary lending area and were performing according to their terms at December 31, 1997.

         The Bank's non-residential real estate portfolio consists of loans secured by medical office buildings, office condominiums, retail properties and commercial offices. The Bank's largest non-residential real estate loan is secured by an office building located in Roselawn, Ohio. Such loan had a balance of $1.6 million at December 31, 1997. The Bank's second largest non-residential real estate loan amounted to $800,000 at December 31, 1997 and was secured by an orthopedic medical office building. Both of these loans are located in the Bank's market area and were performing according to their terms at December 31, 1997.

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

         Construction Loans. Westwood Homestead engages in construction lending involving loans to qualified borrowers generally for construction of one- to four-family or multi-family residential properties. These properties are primarily located in the Bank's market area. At December 31, 1997, the Bank's loan portfolio included $4.7 million of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Interest that has accrued during the construction phase is due monthly. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

         Consumer Loans. The consumer loans currently originated by the Bank primarily include automobile loans. The Bank makes passbook account loans for terms of up to one year, securing the loan for up to 90% of the balance in the passbook account or certificate of deposit account. The interest rate charged on these loans is normally 1% above the prime rate as reported by The Wall Street Journal and the account must be pledged as collateral to secure the loan. Management is seeking to expand the Bank's consumer loan portfolio. At December 31, 1997, the Bank's consumer loans totaled $441,000, or .37%, of the Bank's gross loan portfolio. The Bank's efforts in this area have met with stiff competition. As a result, consumer loans outstanding to date are slightly less than anticipated.

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

         Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals, realtors, depositors, telemarketing, mailings, newspaper advertising, the Internet and previous borrowers. It is management's intention to aggressively grow the mortgage loan portfolio with an expanded lending staff. The Bank encounters substantial lending competition, and as such, there can be no assurance that this objective will be achieved.

         Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an appraiser approved by the Bank.

         All loans above $300,000 are required to be presented to the Board appointed Loan Committee for final approval. One- to eight-family loans below $250,000, 240,000 and $100,000 may be approved by the President, Vice President and Assistant Vice President of the Bank, respectively. Together, the President and Vice President can approve mortgage loans up to $300,000. Non-residential real estate loans must be approved by the Loan Committee. Loan applicants are promptly notified of the decision of the Bank. Interest rates on approved loans are subject to change if the loan is not funded within 45 days after application, although the Bank will commit to provide the financing for a longer period depending on the circumstances causing the delay. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for most loans secured by real estate.

         Originations and Sales of Loans. The Bank's loans are primarily originated by salaried officers of the Bank. The following table sets forth certain information with respect to originations and sales (there were no purchases) of loans during the periods indicated. The Bank does not anticipate being active in purchasing loans from others except perhaps on a case by case basis provided such loans are in conformance with the Bank's underwriting standards.

                                                                   Year Ended December 31,
                                                      ----------------------------------------------------
                                                         1997                1996                1995
                                                         ----                ----                ----
                                                                         (In thousands)
Loans originated:
  Real estate loans:
    One- to four-family...........................   $    33,946         $    18,811         $     11,026
    Multi-family residential......................         6,925                 724                1,184
    Construction..................................         5,746               1,733                  525
    Non-residential (1)...........................         6,095               4,653                  818
                                                     -----------         -----------         ------------
       Total loans originated.....................   $    52,712         $    25,921         $     13,553
                                                     ===========         ===========         ============
Loans sold........................................   $       824         $     2,172         $        200
                                                     ===========         ===========         ============

----------------------
(1) Includes home equity lines of credit of $3,472 and $3,747 during 1997 and 1996.


         The Bank originates residential mortgage loans for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). Westwood Homestead does not retain any participation interest in any loans which are sold, but in most cases the Bank retains servicing rights on the loans sold at rates from 1/4 of 1% of the loan amount.

         Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by adding 3/8 to 1/2 percent to the published rates of FHLMC. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry , competition and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

         In addition to the interest earned on loans, the Bank receives fees in connection with originations, late payments and fees for miscellaneous services related to its loans. The Bank generally charges an origination fee for its adjustable and fixed-rate nonowner-occupied and owner-occupied mortgage loans. However, due to current market conditions, origination fees are generally not charged for owner-occupied non-buydown residential mortgage loans.

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

         General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. The Bank also establishes a 1% to 4% allowance on all loans originated under special loan programs for home borrowers having a loan to value ratio greater than 95% or that pose greater credit risk. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. General allowances are included in calculating the Bank's risk-based capital, while specific allowances are not so included. Management continues to actively monitor the Bank's asset quality and will charge off loans against the allowance for loan losses when appropriate or provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.


         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                   Year Ended December 31,
                                                        ------------------------------------------------
                                                         1997                1996                1995
                                                         ----                ----                ----
Balance at beginning of period....................      $165,513            $101,709             $63,833

Loans charged off.................................            --                  --                  --
Recoveries - real estate mortgage -
  residential.....................................            --                  --                  --
Provision for loan losses.........................       100,750              63,804               37,876
                                                        --------            --------             --------
Balance at end of period..........................      $266,263            $165,513             $101,709
                                                        ========            ========             ========

Ratio of net charge-offs to average
   loans outstanding during the period                        --%                 --%                  --%
                                                        ========            ========             ========

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


                                                                                    At December 31,
                                                  ----------------------------------------------------------------------------------
                                                           1997                         1996                         1995
                                                  --------------------------  ---------------------------   ------------------------
                                                                Percent of                   Percent of                  Percent of
                                                               Loans in Each                Loans in Each              Loans in Each
                                                                Category to                  Category to                Category to
                                                  Amount        Total Loans      Amount      Total Loans      Amount    Total Loans
                                                  ---------    -------------    --------    -------------    --------  -------------
One- to four-family............................    $189,105       73.26%        $ 91,815       73.38%        $ 50,102       73.55%
Multi-family and non-residential                     58,797       22.23           66,262       24.10           51,607       25.63
Construction...................................      11,773        3.95            4,497        2.08               --         .69
Consumer.......................................       4,414         .37            2,641         .30               --         .13
Commercial.....................................       2,174         .19              298         .14               --          --
                                                   --------      ------         --------      ------         --------      ------
     Total allowance for loan losses               $266,263      100.00%        $165,513      100.00%        $101,709      100.00%
                                                   ========      ======         ========      ======         ========      ======

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 114 and 118 at the dates indicated. In addition, the Bank had no real estate acquired as a result of foreclosure or loans accounted for on a nonaccrual basis.

                                                                          At December 31,
                                                         -------------------------------------------------
                                                            1997                1996                1995
                                                           ------              ------              -----
                                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate - Residential.........................    $      --           $      --           $      --
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $      --           $      --           $      --
                                                         =========           =========           =========

Accruing loans which are contractually
  past due 90 days or more:
   Real estate - Residential.........................    $     155           $      --           $      --
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $     155           $      --           $      --
                                                         =========           =========           =========

      Total nonperforming loans......................    $     155           $      --           $      --
                                                         =========           =========           =========

Percentage of total loans............................          .13%                 --%                 --%
                                                         =========           =========           =========
Other non-performing assets..........................    $      --           $      --           $      --
                                                         =========           =========           =========
Loans modified in troubled debt
  restructurings.....................................    $      --           $      --           $      --
                                                         =========           =========           =========


         At December 31, 1997, the Bank did not have any loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

         The $155,000 of non performing loans includes three loans of which one for $59,000 is paid current as of March 1998. The remaining $96,000 represents two loans to one borrower that, as of March 1998, is classified as non-accrual. These loans are in process of foreclosure and a charge of approximately $15,000 to the allowance will be made in the first quarter of fiscal 1998.

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

         Mortgage-Related Securities. The Bank invests in mortgage-related securities such as CMOs, primarily as an alternative to mortgage loans or mortgage-backed securities and may purchase them in the future. For a discussion of the sale of the Bank's $12.6 million portfolio of CMOs during the fourth quarter of fiscal 1997, including the associated $535,000 loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Securities" in the Company's 1997 Annual Report to Stockholders (the "Annual Report"), which is incorporated herein by reference.

         Mortgage-Backed Securities. The Bank also invests in traditional mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

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

         The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1997, these securities had a market value of $2.2 million and an amortized cost of $2.1 million, representing 1.6% of the Company's total assets. See Notes 3 and 4 to the Company's Consolidated Financial Statements incorporated herein by reference.

         The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                          At December 31,
                                                           -----------------------------------------------
                                                            1997                1996                 1995
                                                            ----                ----                 ----
                                                                           (In thousands)
Securities available for sale:
   U.S. government and agency securities                   $ 1,000             $ 3,969             $   993
   Collateralized mortgage obligations                          --              11,990              13,110
   Mortgage-backed securities........................        2,151               3,044               4,270
                                                           -------             -------             -------
      Total investment securities....................        3,151              19,003              18,373

Cash and cash equivalents............................       10,368              13,420                 869
FHLB stock...........................................        1,024                 954                 890
                                                           -------             -------             -------
      Total investments..............................      $14,543             $33,377             $20,132
                                                           =======             =======             =======

The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1997.


                                 One Year or Less One to Five Years Five to Ten Years More than Ten Years Total Investment Portfolio
                                 ---------------- ----------------- ----------------- ------------------- --------------------------
                                 Carrying Average Carrying Average  Carrying Average  Carrying  Average   Carrying  Market   Average
                                   Value   Yield   Value    Yield    Value    Yield     Value    Yield     Value    Value     Yield
                                  ------- ------- -------  -------  -------  -------   ------   ------    -------   -----     ------
                                                                (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities................  $1,000   5.27%    $ --      --%   $ --       --%     $   --     --%     $1,000    $1,000    5.27%
     Mortgage-backed securities       --     --      207    7.60%    231     7.77%      1,713   7.40%      2,151     2,151    6.74
                                  ------            ----            ----               ------             ------    ------
      Total.....................  $1,000            $207            $231               $1,713             $3,151    $3,151
                                  ======            ====            ====               ======             ======    ======


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

         Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit currently ranging in term from 30 days to 7 years. The majority of deposits at the Bank are CDS, which at December 31, 1997 represented 76.1% of total deposits. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

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

         In January 1996, the Bank introduced "Hassle Free Checking" and "No Hassle Checking" to attract more deposit accounts. These products do not have a minimum balance requirement, a monthly service charge or a per check charge. Both of these products were designed to meet the needs of the community and, in management's view, have made it easier for potential customers to establish a banking relationship with Westwood Homestead. The Bank's Mount Adams branch, opened in June 1996, had $2.2 million in deposits outstanding as of December 31, 1997. Transaction accounts made up 71% of the deposits which contributed to the 3.82% cost of funds for the branch. Although the branch has not yet reached break-even, management believes that loan generation has been positive.

         Several years ago, when interest rates were significantly higher than at present, the Bank initiated a 10 year certificate of deposit program. At December 31, 1997, such certificates of deposit represented $9.1 million, or approximately 10.3%, of total deposits with a weighted average interest rate of 9.4%. Such certificates of deposit are, in large part, responsible for the Bank's high costs of funds. These deposits started to reach maturity beginning in late 1997 and continue to mature through the end of 1999. Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $14.2 million, or 16.2%, of the Bank's total savings portfolio at December 31, 1997. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank is unable to obtain funds from alternative sources.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.


                                                       Year Ended December 31,
                                 --------------------------------------------------------------
                                         1997                  1996                   1995
                                 -------------------    -------------------    ----------------
                                 Average     Average    Average     Average    Average  Average
                                 Balance       Rate     Balance       Rate     Balance   Rate
                                 -------     -------    -------     -------    -------  -------
                                                       (Dollars in thousands)
Savings deposits...............   $ 3,769     1.98%     $ 6,063     1.91%      $ 3,608    1.98%
NOW accounts...................     4,646     3.03        1,996     1.91         1,486    1.93
Money market accounts..........    10,046     3.64       12,089     3.67        12,737    3.65
Certificates of deposit........    63,961     6.69       63,474     6.63        67,590    6.51
                                  -------     ----      -------     ----       -------    ----
     Total.....................   $82,422     5.90      $83,622     5.75       $85,421    5.80
                                  =======               =======               =======


         The following table sets forth the amount and maturities of time deposits at December 31, 1997.

                                                                 Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years       3 Years           Total
----                              --------        ---------        ---------       -------           -----
                                                                (In thousands)
 4.00 - 5.99%..................  $  29,510       $    4,049     $      316      $    1,238       $   35,113
 6.00 - 7.99%..................      1,952            6,794          3,090           8,317           20,153
 8.00 - 9.99%..................      7,177            2,675          1,395             597           11,844
                                  ---------       ----------     ----------      ----------       ----------
                                  $  38,639       $   13,518     $    4,801      $   10,152       $   67,110
                                  =========       ==========     ==========      ==========       ==========



         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


                                                              Certificates
                 Maturity Period                              of Deposits
                                                              (In thousands)

                 Three months or less.......................  $    4,460
                 Over three through six months..............       1,644
                 Over six through 12 months.................       2,428
                 Over 12 months.............................       5,690
                                                              ----------
                     Total..................................  $   14,222
                                                              ==========

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds, to meet deposit withdrawal requirements, or to be used in connection with the FHLB's affordable housing program. Westwood Homestead has a $10 million line of credit with the FHLB of Cincinnati. Advances from the FHLB are secured by the Bank's one-to-four-family mortgage loans. In addition, the Bank has agreements to purchase federal funds from correspondent banks totaling $7.0 million, as needed. At December 31, 1997, $14.8 million of FHLB advances were outstanding.

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

                                                                     At December 31,
                                                      ------------------------------------------
                                                       1997               1996             1995
                                                      ------             ------            -----
                                                                      (In thousands)
Amounts outstanding at end of period:

   FHLB advances...................................   14,765               127              139

Weighted average rate paid on:

   FHLB advances...................................     6.33%             8.18%            8.17%


                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                         1997                1996                1995
                                                         ----                ----                ----
                                                                        (In thousands)
Maximum amount of borrowings outstanding
   at any month end:
   Federal funds purchased.........................   $   1,200          $    1,600          $   3,600
   FHLB advances...................................      18,775               1,000              7,700

Approximate average short-term borrowings
   outstanding with respect to:
   Federal funds purchased.........................   $   4,064          $    1,000          $   1,600
   FHLB advances...................................       7,043               1,000              3,600
Approximate weighted average rate paid on: (1)
   Federal funds purchased ........................       5.77%               5.84%              6.20%
   FHLB advances...................................       5.89%               5.50%              6.15%

---------------------------
(1) Based on rates and amounts during periods borrowings were outstanding.

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

         Additionally, the Bank may face increased competition due to recent changes to federal interstate banking law. See "Regulation -- Interstate Banking."

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

         HOLDING COMPANY DIVIDENDS AND STOCK REPURCHASES. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-- Prompt Corrective Regulatory Action."

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

         The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve Board and the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by the Federal Reserve Board and the FDIC in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank's current CRA rating is "satisfactory."

         CAPITAL REQUIREMENTS. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. For bank holding companies with less than $150 million in consolidated assets, the Federal Reserve Board applies the guidelines on a bank-only basis unless the bank holding company has publicly held debt securities or is engaged in non-bank activities involving significant leverage. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3.0%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card receivables), identified losses and investments in certain subsidiaries. As a SAIF-insured, state-chartered bank, the Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1997.

                                                                            Percent of
                                                              Amount         Assets(1)
                                                             -------         ---------
                                                               (Dollars in thousands)
        Tangible capital..................................   $29,016           21.88%
        Tangible capital requirement......................     3,978            1.50
                                                             -------           -----
          Excess..........................................   $25,038           20.38%
                                                             =======           =====

        Tier 1/Core capital(2)............................   $29,016           21.88%
        Tier 1/Core capital requirement...................     1,989            3.00
                                                             -------           -----
          Excess..........................................   $27,027           18.88%
                                                             =======           =====

        Risk-based capital................................   $29,282           40.36%
        Risk-based capital requirement....................    10,608            8.00
                                                             -------           -----
          Excess..........................................   $18,678           32.36%
                                                             =======           =====

----------------------
(1) Based on average adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.


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

        Pursuant to regulations implementing the prompt corrective action provisions of FDICIA, the federal banking regulators generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings association that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings association that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. Westwood Homestead is classified as "well capitalized" under the regulations.

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

        SAFETY AND SOUNDNESS GUIDELINES. Guidelines of the Federal banking agencies, including the FDIC, require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that Westwood Homestead has met substantially all the standards adopted in the interagency guidelines.

        DEPOSIT INSURANCE. Westwood Homestead is required to pay assessments based on a percent of its insured deposits to the FDIC for insurance of their deposits by the SAIF. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The current assessment rate applicable to the Bank is 6.4 basis points.

        LIQUIDITY REQUIREMENTS. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the savings bank. The FDIC currently has no specific level which it requires. Management calculated, under the FDIC's calculation method, Westwood Homestead's liquidity ratio as 13.3% of interest-bearing liabilities at December 31, 1997, which management believes is adequate.

        LIMITS ON LOANS TO ONE BORROWER. Westwood Homestead generally is prohibited by both FDIC regulations and Ohio law from making loans or otherwise extending credit to any one borrower, including related entities, in an amount exceeding the greater of $500,000 or 15% of Westwood Homestead's unimpaired capital and surplus plus, as to loans and extensions of credit fully secured by readily marketable collateral, an additional 10% of unimpaired capital and surplus. At December 31, 1996, the maximum amount Westwood Homestead could lend to one borrower was approximately $4.3 million, and Westwood Homestead's largest amount lent to one borrower was $2.9 million.

        FEDERAL HOME LOAN BANK SYSTEM. Westwood Homestead is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Westwood Homestead is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHLB of Cincinnati, whichever is greater. Westwood Homestead was in compliance with this requirement with investment in FHLB of Cincinnati stock at December 31, 1997, of $1.0 million. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. At December 31, 1997, Westwood Homestead had $14.8 million in FHLB advances outstanding.

        FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, Westwood Homestead must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.3 million of transaction accounts, reserves equal to 3% must be maintained on the next $52.0 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institutions interest-earning assets. As of December 31, 1997, Westwood Homestead met its reserve requirements.

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

        RESTRICTIONS ON CERTAIN ACTIVITIES. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

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

        On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

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

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) .582% times taxable net worth.

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

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

PERSONNEL

         As of December 31, 1997, Westwood Homestead had 17 full-time employees and six part-time employees, none of whom was represented by a collective bargaining agreement. Westwood Homestead believes that it enjoys good relations with its personnel.

ITEM 2.  PROPERTIES

         The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1996.

                                                 Book Value at                    Deposits at
                            Year     Owned or    December 31,     Approximate    December 31,
                           Opened     Leased         1997       Square Footage       1997
                           ------     ------    --------------  --------------  ---------------
3002 Harrison Avenue        1922       Owned      $ 414,000          4,000        $86.0 million
Cincinnati, Ohio

1101 St. Gregory Street     1996      Leased            N/A            285          2.2 million
Cincinnati, Ohio

ITEM 3.  LEGAL PROCEEDINGS

         Although Westwood Homestead, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Westwood Homestead is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information contained in the section captioned "Market Information" in the Annual Report is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the section captioned "Selected Consolidated Financial and Other Data" in the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset Liability Managemen" in the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the Annual Report which are listed in Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Owners

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I --Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I --Election of Directors" of the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    Report of Independent Auditors*

                  Westwood Homestead Financial Corporation*
                  (a) Consolidated Statements of Financial Condition at December
                      31, 1997 and 1996
                  (b) Consolidated Statements of Operations for the Years Ended
                      December 31, 1997, 1996 and 1995
                  (c) Consolidated Statements of Changes in Stockholders' Equity
                      for the Years Ended December 31, 1997, 1996 and 1995
                  (d) Consolidated Statements of Cash Flow for the Years Ended
                      December 31, 1997, 1996 and 1995
                  (e) Notes to Consolidated Financial Statements

         -------------------
         *        Incorporated by reference to the Annual Report.

             2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

             3.   Exhibits
                  3.1 Articles of Incorporation of Westwood Homestead Financial Corporation *
                  3.2      Bylaws of Westwood Homestead Financial Corporation *

                  10.1     First Amendment to Employment Agreement between
                           Michael P. Brennan and The Westwood Homestead Savings
                           Bank *
                  10.2     Employment Agreement between Michael P. Brennan and
                           The Westwood Homestead Savings Bank *
                  10.3     Severance Agreements between Messrs. John E. Essen
                           and Gerald T. Mueller, The Westwood Homestead Savings
                           Bank, and Westwood Homestead Financial Corporation *
                  10.4     The Westwood Homestead Savings Bank Directors'
                           Retirement Plan, as amended *
                  13       1997 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant.
                  27       Financial Data Schedule

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

         --------------

         * Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTWOOD HOMESTEAD FINANCIAL
                                           CORPORATION


Date:  March 27, 1998                    By: /s/ Michael P. Brennan
                                             ----------------------
                                             Michael P. Brennan
                                             President and Chief Executive
                                             Officer
                                             (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ MICHAEL P. BRENNAN                           By: /s/ ROBERT H. BOCKHORST
    --------------------------                           -----------------------
    Michael P. Brennan                                   Robert H. Bockhorst
    (Director and Chief Executive                        Director
    Officer

Date:  March 27, 1998                                Date:  March 27, 1998


By: /s/ JOHN E. ESSEN                                By: /s/ RAYMOND J. BRINKMAN
   ---------------------------                           -----------------------
   John E. Essen                                         Raymond J. Brinkman
   (Chief Financial and Accounting Officer               Director
   and Treasurer)

Date:  March 27, 1998                                Date:  March 27, 1998


By: /s/ CARL H. HEIMERDINGER                         By: /s/ ROGER M. HIGLEY
   ---------------------------                           -----------------------
    Carl H. Heimerdinger                                 Roger M. Higley
    Chairman of the Board                                Director

Date:  March 27, 1998                                Date:  March 27, 1998


By: /s/ JOHN B. BENNET, SR.                          By: /s/ MARY ANN JACOBS
   ---------------------------                           -----------------------
    John B. Bennet, Sr.                                  Mary Ann Jacobs
    Vice Chairman of the Board                           Director

Date: March 27, 1998

By: /s/ JAMES D. KEMP
   ---------------------------
    James D. Kemp
    Director

                                INDEX TO EXHIBITS


Exhibit No.                              Description
-----------                              -----------
  3.1              Articles of Incorporation of Westwood Homestead Financial
                   Corporation *

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

  13               1997 Annual Report to Stockholders

  21               Subsidiaries of the Registrant.

  27               Financial Data Schedule






-------------
* Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.