Form 10-Q
period 1998-03-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1998-05-15
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 --------------


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998




                         Commission File Number:  0-21385
                                                ------------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)



       INDIANA                                                    31-1463057
------------------------                                       ----------------
(State of Incorporation)                                       (I.R.S. Employer
                                                             Identification No.)



3002 HARRISON AVENUE, CINCINNATI, OHIO                            45211-5789
--------------------------------------                            ----------
  (Address of Principal Executive Offices)                        (Zip Code)



       Registrant's telephone number, including area code:   (513) 661-5735
                                                           -------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at March 31, 1998 common stock, $.01 par value: 2,843,375

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1.Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1998 and December 31, 1997 (Unaudited).........................................................1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1998 and 1997 (Unaudited).........................................................2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997 (Unaudited).........................................................3

         Notes to Consolidated Financial Statements (Unaudited)...................................................4

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................................... 5


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings......................................................................................8

  Item 2.  Changes in Securities..................................................................................8

  Item 3.  Defaults Upon Senior Securities........................................................................8

  Item 4.  Submission of Matters to a Vote of Security-Holders....................................................8

  Item 5.  Other Information......................................................................................8

  Item 6.  Exhibits and Reports on Form 8-K.......................................................................8


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------
                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                                   (Unaudited)


                                                         March 31, 1998  December 31, 1997
                                                         -------------   -----------------
                             ASSETS
 Cash and cash equivalents                               $   4,838,304        10,368,279
 Securities available for sale                                    --             999,690
 Mortgage backed securities available for sale               1,983,836         2,150,618
 Loans receivable, net                                     119,731,701       117,648,013
 Stock in Federal Home Loan Bank                             1,042,100         1,023,800
 Accrued interest receivable                                   723,539           712,797
 Premises and equipment, net                                 1,150,795         1,082,978
 Income taxes                                                   24,910           177,416
 Prepaid expenses and other assets                             377,087            95,190
                                                         -------------     -------------
          Total assets                                   $ 129,872,272       134,258,781
                                                         =============     =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                                                $  83,480,089        88,234,007
 Federal Home Loan Bank  advances                           15,763,375        14,764,818
 Advances from borrowers for taxes and insurance               511,034           865,808
 Income taxes                                                  176,707           162,975
 Accrued expenses and other liabilities                         77,054            85,461
                                                         -------------     -------------
           Total liabilities                               100,008,259       104,113,069


Contingencies  (Note 4)
Stockholders' equity:
Common Stock, $.01 par value, 15,000,000 shares
authorized, 2,843,375 shares outstanding at
March 31, 1998 and December 31, 1997                            28,434            28,434
Additional paid in capital                                  18,457,526        18,789,500
Retained income                                             15,492,644        14,962,966
Employee Stock Ownership Plan                               (2,619,957)       (2,686,661)
Management Recognition Plan                                 (1,518,170)         (975,484)
Accumulative other comprehensive income                         23,536            26,957
                                                         -------------     -------------
           Total stockholders' equity                       29,864,013        30,145,712
                                                         -------------     -------------
           Total liabilities and stockholders' equity    $ 129,872,272       134,258,781
                                                         =============     =============


See accompanying notes to financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                           Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Interest income:
  Loans receivable                                     $2,532,617    $1,831,166
  Mortgage backed securities                               34,579       247,000
  Investment securities                                    10,254        58,535
  Interest  bearing deposits with banks                    69,534       185,362
                                                       ----------    ----------
            Total interest income                       2,646,984     2,322,063
                                                       ----------    ----------

Interest expense:
  Deposits                                              1,167,474     1,131,638
  Borrowings                                              232,174        61,298
                                                       ----------    ----------
            Total interest expense                      1,399,648     1,192,936
                                                       ----------    ----------
            Net interest income                         1,247,336     1,129,127
Provision for loan losses                                  10,054        18,486
                                                       ----------    ----------
Net interest income after provision for loan losses     1,237,282     1,110,641
                                                       ----------    ----------

Non-interest income:
  Gain on loan sales                                       44,689          --
  Service charges and fees                                 30,569        29,458
                                                       ----------    ----------
          Total non-interest income                        75,258        29,458
                                                       ----------    ----------

Non-interest expense:
  Compensation and benefits                               497,128       282,985
  Occupancy costs                                          51,886        42,025
  Franchise tax                                           113,990       120,271
  Federal deposit insurance premiums                       13,416        12,730
  Data processing                                          30,133        25,339
  Legal, accounting and examination fees                   34,612        24,005
  Consulting fees                                           5,913         7,478
  Advertising                                              12,004         8,393
  Other                                                    79,413        69,390
                                                       ----------    ----------
         Total non-interest expense                       838,495       592,616
                                                       ----------    ----------
         Income before income tax                         474,045       547,483
 Income tax                                               168,000       186,400
                                                       ----------    ----------
 Net income                                            $  306,045    $  361,083
                                                       ==========    ==========
 Earnings per share, basic and diluted                 $     0.12    $     0.14
                                                       ----------    ----------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three months ended March 31,
Cash flows from operating activities:                                          1998             1997
                                                                           ------------     ------------
  Net income                                                               $    306,045     $    361,083
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of premium and discounts                                     2,932          (17,197)
    Depreciation of premises and equipment                                       36,150           25,525
    Federal Home Loan Bank stock dividend                                       (18,300)         (16,400)
    Deferred income taxes                                                       (35,044)         (12,300)
    Accretion of net loan fees deferred                                          40,560           48,403
    Provision for loan losses                                                    10,054           18,486
    Gain on loan sales                                                          (44,689)            --
    Net loans repaid (originated) held for sale                                    --             12,615
    Proceeds from sale of loans held for sale                                 2,260,992             --
    Employee Stock Ownership Plan amortization                                   81,543           61,688
    Management Recognition Plan                                                  64,936             --
    Change in:
     Accrued interest receivable                                                (10,742)        (154,264)
     Prepaid expenses and other assets                                         (281,897)        (229,347)
     Accrued expenses                                                            (8,407)         (60,004)
     Income taxes                                                               203,044          198,701
                                                                           ------------     ------------
      Net cash provided by operating activities                               2,607,177          236,989
                                                                           ------------     ------------
Cash flows from investing activities:
  Proceeds from maturing investment securities                                1,000,000             --
  Principal payments on mortgage backed securities                              158,356           94,474
  Net  increase in loans receivable                                          (4,350,605)     (10,080,248)
  Additions to premises and equipment                                          (103,967)            --
                                                                           ------------     ------------
      Net cash used in investing activities                                  (3,296,216)      (9,985,774)
                                                                           ------------     ------------
Cash flow from financing activities:
  Net decrease in deposits                                                   (4,753,918)          (3,895)
  Cash dividends                                                               (123,179)        (199,036)
  Purchase of MRP shares                                                       (607,622)            --
  Short term Federal Home Loan Bank advances                                  1,000,000        5,000,000
  Long term Federal Home Loan Bank advances repayment                            (1,443)          (2,851)
  Long term Federal Home Loan Bank advances                                           0        5,000,000
  Net decrease in advances from borrowers for taxes and insurance              (354,774)        (272,851)
                                                                           ============     ============
      Net cash (used) provided by financing activities                       (4,840,936)       9,521,367
                                                                           ============     ============
      Net decrease in cash and cash equivalents                              (5,529,975)        (227,418)
Beginning cash and cash equivalents                                          10,368,279       13,420,389
                                                                           ============     ============
Ending cash and cash equivalents                                           $  4,838,304     $ 13,192,971
                                                                           ============     ============

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      March 31, 1998 and December 31, 1997

(1)      Basis of Presentation
         ---------------------
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statement of income for the quarter ended March 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

(2)      Comprehensive Income
         ---------------------
         The Company adopted FASB Statement No. 130, Reporting Comprehensive Income", during the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.


                                                                      Three months ended March 31
                                                                      ---------------------------
                                                                           1998         1997
                                                                         --------     --------
          Net Income                                                      306,045      361,083
          Other comprehensive income, net of tax:
          Unrealized holding gains (losses) arising during the period      (3,421)      17,683
                                                                         --------     --------
          Comprehensive income                                            302,624      378,766
                                                                         ========     ========


(3)      Earnings Per Share
         ------------------
         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:


                                                                     1998          1997
                                                                  ----------    ----------
          Net income, basis and diluted                           $  306,045    $  361,083
          Average shares outstanding                               2,536,483     2,579,164
          Effect of diluted securities                                17,454          --
                                                                  ----------    ----------
          Average shares outstanding including dilutive shares     2,553,937     2,579,164
                                                                  ==========    ==========
          Net income per share, basis                             $     0.12    $     0.14
                                                                  ==========    ==========
          Net income per share, diluted                           $     0.12    $     0.14
                                                                  ==========    ==========


(4)      Contingencies
         -------------
         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

(5)      Allowance for loan losses
         -------------------------
         Activity in the allowance for loan losses as follows:


                                         March 31, 1998   December 31, 1997
          Balance, January 1                    266,263             165,513
          Loan charge-offs                           --                  --
          Recoveries                                 --                  --
          Provision for loan losses              10,054             100,750
                                       ----------------   -----------------
          Balance, end of period                276,317             266,263
                                       ================   =================



 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

         Total assets decreased $4.4 million, or 3.3% from $134.3 million at December 31, 1997 to $129.9 million at March 31, 1998. Liquidity generated from the security sales in the previous quarter was used to fund loan demand and withdrawals of maturing high rate CDS. Cash and cash equivalents decreased $5.5 million to $4.8 million at March 31, 1998. Loans receivable increased $2.1 million from $117.6 million at December 31, 1997 to $119.7 million at March 31, 1998 as a result of $13.7 million of originations and $2.2 million in loan sales.

         The Bank has completed construction on a two lane drive through window and drive up ATM at the main office. The expanded hours and additional convenience provided by this investment will facilitate increasing the number of checking accounts. Also, construction has started on a $1 million expansion of the main office to accommodate the bank's current and future office space needs particularly in the loan department.

         Total liabilities decreased $4.1 million from $104.1 million at December 31, 1997 to $100.0 million at March 31, 1998. Deposits decreased $4.8 million during the quarter primarily as a result of the withdrawal of $3.6 million of high rate long term CDS. At March 31, 1998, the Bank had $4.2 million in ten year CDS with interest rates between 9.00% and 10.00% of which $2.2 million will mature by December 31, 1998.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 1998 AND 1997

         Net Income. Net income for the quarter ended March 31, 1998 was $306,000, or 12 cents per share, as compared with $361,000, or 14 cents per share for the quarter ended March 31, 1997. Return on average equity and return on average assets were 4.16% and 0.94%, respectively, for the quarter ended March 31, 1998 compared to 3.58% and 1.17%, respectively, for the same quarter in 1997.

         Net Interest Income. Net interest income increased $118,000 to $1,247,000 for the quarter ended March 31, 1998 from $1,129,000 for the quarter ended March 31, 1997. This 10.5% increase was achieved despite a $10.9 million decrease in average equity from the Return of Capital paid on December 22, 1997. Net interest margin increased to 3.92% for the quarter ended March 31, 1998 as compared to 3.69% for the same quarter in 1997 primarily due to an 88 basis point increased net interest rate spread.

         Interest Income. Interest income increased $325,000, or 14.0%, to $2.6 million for the quarter ended March 31, 1998 from $2.3 million for the quarter ended March 31, 1997. Interest income on loans receivable increased $702,000, or 38.3%, to $2.5 million for the quarter ended March 31, 1998 from $1.8 million for the quarter ended March 31, 1997. The average balance of loans receivable increased 33.9% to $119.8 million for the quarter ended March 31, 1998 from the same quarter a year ago while the average yield increased 27 basis points to 8.46%. The average balance of investments and other interest earning assets decreased $25.5 million from the year ago quarter resulting in $377,000 less in other interest income. As of March 31, 1998 loans receivable represented 92.2% of total assets as compared to 73.1% at March 31, 1997.

         Interest Expense. Interest expense increased $207,000 to $1.4 million for the quarter ended March 31, 1998 from $1.2 million for the quarter ended March 31, 1997. An increase in the average balance of interest bearing liabilities of $16.8 million was partially offset by a reduction of 15 basis points in the average rate to 5.63% for the quarter ended March 31, 1998 from 5.78% for the quarter ended March 31, 1997. The average balance of deposits increased $6.1 million while the average rate dropped 25 basis points to 5.52%. The average balance of advances increased $10.7 million while the average rate increased 25 basis points to 6.28%.

         Provision for Loan Losses. The Bank established provisions for loan losses of $10,000 and $18,000 during the quarters ended March 31, 1998 and 1997, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         The Bank has $155,000 of non performing loans that include three loans of which one for $59,000 is paid current as of April 1998. The remaining $96,000 represents two loans to one borrower that, as of March 1998, is classified as non-accrual. These loans are in process of foreclosure and a charge of approximately $15,000 to the allowance will be made in the second quarter of fiscal 1998.

         Non-Interest Income. Non-interest income increased $46,000 to $75,000 for the quarter ended March 31, 1998 from $29,000 for the quarter ended March 31, 1997. The Bank recorded $45,000 in gain on loan sales during the quarter ended March 31, 1998 while no loans were sold during the prior year quarter.

         Non-Interest Expense. Non-interest expense increased $245,000 to $838,000 for the quarter ended March 31, 1998 from $593,000 for the quarter ended March 31, 1997. This increase was due primarily to an increase of $214,000, or 75.6%, in compensation and benefits during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 primarily due to the increased cost of the stock benefit plans and increased staffing levels. The ratio of non-interest expense to average assets was 2.59% for the quarter ended March 31, 1998 as compared to 1.92% for the same quarter a year ago.

         Income Taxes. The Company has recorded income tax expense of $168,000 and $186,000 for the quarters ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $4.8 million at March 31, 1998 which primarily consisted of overnight federal funds and Federal Home Loan Bank short term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to expand the Bank's lending activities and pursue other capital management measures. Due to the current interest rate environment, management has adjusted these lending activities to emphasize mortgage banking. At March 31, 1998 the Bank's servicing portfolio totaled $5.2 million.

         The Company will also pursue growth externally through the selective acquisition of other financial institutions. Due to the highly competitive market for financial institution acquisitions in the Bank's market areas, however, there can be no assurance that the Company will be successful in identifying attractive acquisition candidates or in acquiring such candidates on favorable terms. Management believes that current liquidity levels are adequate to fund daily operations.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.


                                                                                                   To Be Well Capitalized
                                                                      For Capital                  Under Prompt Corrective
                                     Actual                        Adequacy Purposes                   Action Provision
                         ------------------------------       ---------------------------      -------------------------------
                                   Amount         Ratio                 Amount      Ratio                  Amount        Ratio
                                   ------         -----                 ------      -----                  ------        -----
Tangible Capital         $     28,986,028        22.42%              1,939,454      1.50%               6,464,848        5.00%

Tier I/Core Capital            28,986,028        22.42%              3,878,909      3.00%               7,757,818        6.00%

Risk-based Capital             29,262,345        40.52%              5,778,000      8.00%               7,222,500       10.00%

YEAR 2000 COMPLIANCE

          The Bank has established a Year 2000 Action Plan to review the internal information systems as well as the efforts of the outside data processing service provider. The progress of the Action Plan is monitored by the Board of Directors and is progressing satisfactorily.

         Most of the material data processing that could be affected by this problem is provided by a third party service bureau who provides quarterly updates on compliance progress. They have informed the Bank that compliance is 85% complete and client testing will commence in September 1998. If the service bureau is unable to resolve this problem in time and the Bank is unable to engage another provider, we would likely experience significant data processing delays, mistakes or failures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's March 31, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changes immediately from March 31, 1998 levels, and remained constant at those levels thereafter.


                                                         Movement in March 31, 1998 interest rates
                                                        -------------------------------------------
                                                        +100 bps    +200 bps    -100 bps   -200 bps
                                                        --------    --------    --------   --------
          Net interest income decrease                  ($  236)    ($  480)    $   235    $   492
          Net income per share decrease                 ($ 0.09)    ($ 0.19)    $  0.09    $  0.19

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

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits. The following exhibits are being filed with this report.
             --------

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



                              WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: May 12, 1997            By:  /s/ Michael P. Brennan
                                  ------------------------------
                                   Michael P. Brennan
                                   (Principal Executive Officer)



Date: May 12, 1997            By:  /s/ John E. Essen
                                  ------------------------------
                                   John E. Essen
                                   (Principal Financial Officer)