Form 10-Q
period 1998-06-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1998-08-14
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998




                         Commission File Number: 0-21385


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



       Registrant's telephone number, including area code: (513) 661-5735
                                                           ---------------


         Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes X  No   .
                     ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at June 30, 1998 common stock, $.01 par value: 2,559,118.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         June 30, 1998 (Unaudited) and December 31, 1997 ......................1

         Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 1998 and 1997 (Unaudited) ..............2

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1998 and 1997 (Unaudited) ......................3

         Notes to Consolidated Financial Statements (Unaudited) ...............4

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..................................5

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........8


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings ..................................................9

  Item 2.  Changes in Securities ..............................................9

  Item 3.  Defaults Upon Senior Securities ....................................9

  Item 4.  Submission of Matters to a Vote of Security-Holders ................9

  Item 5.  Other Information ..................................................9

  Item 6.  Exhibits and Reports on Form 8-K ...................................9


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition

                                                               (Unaudited)
                                                              June 30, 1998       December 31, 1997
                                                              -------------       -----------------
                             ASSETS
Cash and cash equivalents                                     $   9,612,245            10,368,279
Securities available for sale                                            --               999,690
Mortgage backed securities available for sale                     1,770,686             2,150,618
Loans receivable, net                                           111,131,197           117,648,013
Stock in Federal Home Loan Bank                                   1,101,600             1,023,800
Accrued interest receivable                                         712,089               712,797
Premises and equipment, net                                       1,379,743             1,082,978
Income taxes                                                         24,910               177,416
Prepaid expenses and other assets                                   606,318                95,190
                                                              -------------         -------------
          Total assets                                        $ 126,338,788           134,258,781
                                                              =============         =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $  83,919,906            88,234,007
Federal Home Loan Bank  advances                                 15,760,206            14,764,818
Advances from borrowers for taxes and insurance                     246,966               865,808
Income taxes                                                        281,530               162,975
Accrued expenses and other liabilities                              120,934                85,461
                                                              -------------         -------------
          Total liabilities                                     100,329,542           104,113,069

Contingencies  (Note 4)

Stockholders' equity: (Note 6)
Common stock, $.01 par value, 15,000,000 shares                      28,434                28,434
authorized, 2,559,118 and 2,843,375 shares outstanding
at June 30, 1998 and December 31, 1997, respectively
Additional paid in capital                                       18,924,583            18,789,500
Retained income                                                  15,235,078            14,962,966
Employee Stock Ownership Plan                                    (2,553,253)           (2,686,661)
Management recognition plan                                      (1,453,234)             (975,484)
Treasury Stock, at cost; 284,257 shares                          (4,192,791)                   --
Accumulated other comprehensive income                               20,429                26,957
                                                              -------------         -------------
          Total stockholders' equity                             26,009,246            30,145,712
                                                              =============         =============
          Total liabilities and stockholders' equity          $ 126,338,788           134,258,781
                                                              =============         =============


See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three months ended            Six months ended
                                                                June 30,                     June 30,
                                                       ---------------------------   --------------------------
                                                            1998         1997            1998         1997
                                                            ----         ----            ----         ----
Interest income:
  Loans receivable                                         $2,367,306   2,005,471       4,899,924    3,836,637
  Mortgage-backed securities                                   32,276     236,317          66,855      483,317
  Investment securities                                            --      46,965          10,254      105,500
  Interest-bearing deposits with banks                        120,850     181,211         190,383      366,573
                                                       ---------------------------   --------------------------
          Total interest income                             2,520,432   2,469,964       5,167,416    4,792,027
                                                       ---------------------------   --------------------------

Interest expense:
  Deposits                                                  1,135,402   1,183,578       2,302,876    2,315,216
  Borrowings                                                  249,211     155,673         481,385      216,971
                                                       ---------------------------   --------------------------
          Total interest expense                            1,384,613   1,339,251       2,784,261    2,532,187
                                                       ---------------------------   --------------------------
          Net interest income                               1,135,819   1,130,713       2,383,155    2,259,840
Provision for loan losses                                       3,657      35,507          13,711       53,993
                                                       ---------------------------   --------------------------
Net interest income after provision for loan losses         1,132,162   1,095,206       2,369,444    2,205,847
                                                       ---------------------------   --------------------------

Non-interest income:
  Gain on loan sales                                          289,307          --         333,995           --
  Service charges and fees                                     40,951      33,109          71,521       62,567
                                                       ---------------------------   --------------------------
          Total non-interest income                           330,258      33,109         405,516       62,567
                                                       ---------------------------   --------------------------

Non-interest expenses:
  Compensation and benefits                                   427,216     280,306         924,344      563,291
  Occupancy costs                                              62,462      39,285         114,348       81,310
  Franchise tax                                               113,590     119,771         227,580      240,042
  Federal deposit insurance premiums                           13,682      12,800          27,098       25,530
  Data processing                                              23,936      29,747          54,069       55,086
  Legal, accounting and examination fees                       44,043      76,074          78,655      100,079
  Consulting fees                                              22,357       9,314          28,271       16,792
  Advertising                                                  11,442      10,746          23,446       19,139
  Other                                                        85,011      55,314         164,424      124,704
                                                       ---------------------------   --------------------------
          Total non-interest expenses                         803,739     633,357       1,642,235    1,225,973
                                                       ---------------------------   --------------------------
          Income before income tax expense                    658,681     494,958       1,132,725    1,042,441
Income tax expense                                            242,000     169,600         410,000      356,000
                                                       ---------------------------   --------------------------
Net income                                                   $416,681     325,358         722,725      686,441
                                                       ===========================   ==========================
Earnings per share, basic and diluted                           $0.18       $0.12            $.30        $0.26
                                                                =====       =====            ====        =====


See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six months ended June 30,
                                                                              1998                1997
                                                                         ------------         ------------
Cash flows from operating activities:
  Net income                                                             $    722,725              686,441
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of premium and discounts                                 7,146              (19,843)
      Depreciation of premises and equipment                                   80,900               51,640
      Federal Home Loan Bank stock dividend                                   (37,700)             (33,900)
      Deferred income taxes                                                   (13,452)             (23,158)
      Accretion of net loan fees deferred                                       8,203               35,697
      Provision for loan loss                                                  13,711               53,993
      Gain on loan sales                                                     (333,995)                  --
      Net loans repaid held for sale                                               --               10,495
      Proceeds from sale of loans                                          15,655,380                   --
      Management Recognition Plan amortization                                129,871                   --
      Employee Stock Ownership Plan amortization                              163,881              124,851
      Change in:
        Accrued interest receivable                                               708             (160,098)
        Prepaid expenses and other assets                                    (511,128)            (219,601)
        Accrued expenses                                                       35,473               85,562
        Income taxes                                                          287,891              163,648
                                                                         ------------         ------------
          Net cash provided by operating activities                        16,209,614              755,727
                                                                         ------------         ------------
Cash flows from investing activities:
  Proceeds from maturing investment security                                1,000,000                   --
  Principal payments on mortgage backed securities                            362,569            1,585,349
  Purchase of Federal Home Loan Bank Stock                                    (40,100)                  --
  Net  increase in loans receivable                                        (8,826,483)         (17,741,718)
  Additions to premises and equipment                                        (377,665)              (9,641)
                                                                         ------------         ------------
          Net cash used in investing activities                            (7,881,679)         (16,166,010)
                                                                         ------------         ------------
Cash flows from financing activities
  Net (decrease) increase in deposits                                      (4,314,101)           3,448,760
  Cash dividends                                                             (346,001)            (398,072)
  Purchase of common stock for treasury                                    (4,192,791)            (641,006)
  Purchase of common stock for MRP                                           (607,622)                  --
  Short term Federal Home Loan Bank advances & Federal Funds                1,000,000            5,000,000
  Long term Federal Home Loan Bank advance repayments                          (4,612)              (5,691)
  Long term Federal Home Loan Bank advances                                        --            7,000,000
  Net decrease in advances from borrowers for taxes and insurance            (618,842)            (497,621)
                                                                         ------------         ------------
         Net cash (used) provided by financing activities                  (9,083,969)          13,906,370
                                                                         ------------         ------------
         Net decrease in cash and cash equivalents                           (756,034)          (1,503,913)
Beginning cash and cash equivalents                                        10,368,279           13,420,389
                                                                         ------------         ------------
Ending cash and cash equivalents                                         $  9,612,245           11,916,476
                                                                         ============         ============

See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       June 30, 1998 and December 31, 1997

(1)      Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 as filed on Form 10K. All adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of income for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

(2)      Comprehensive Income
         --------------------

         The Company adopted FASB Statement No. 130, Reporting Comprehensive Income", during the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.

                                                                                  Three months ended June 30
                                                                             ----------------------------------
                                                                                 1998                  1997
                                                                                 ----                  ----
           Net Income                                                           416,681               325,358
           Other comprehensive income, net of tax:
           Unrealized holding losses arising during the period                  (3,107)             (174,063)
                                                                            ------------         -------------
           Comprehensive income                                                 413,574               151,295
                                                                            ============         =============


(3)      Earnings Per Share
         ------------------

         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended June 30:

                                                                             1998                 1997
                                                                             ----                 ----
           Net income, basic and diluted                                    $416,681             $325,358
           Average shares outstanding                                      2,384,864            2,615,358
           Effect of dilutive securities                                       1,463                   --
                                                                     ----------------     ----------------
           Average shares outstanding including dilutive shares            2,386,327            2,615,358
                                                                     ================     ================
           Net income per share, basic                                         $0.18                $0.12
                                                                     ================     ================
           Net income per share, diluted                                       $0.18                $0.12
                                                                     ================     ================

(4)      Contingencies
         -------------

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

(5)      Allowance for loan losses
         -------------------------

         Activity in the allowance for loan losses as follows:

                                                             June 30, 1998      December 31, 1997
                  Balance, January 1                               266,263                      165,513
                  Loan charge-offs                                      --                           --
                  Recoveries                                            --                           --
                  Provision for loan losses                         13,711                      100,750
                                                      ---------------------     ------------------------
                  Balance, end of period                           279,974                      266,263
                                                      =====================     ========================


(6)      Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)
         ----------------------------------------------------------------------

                                                                             Six months ended June 30,
                                                                           --------------- ---------------
                                                                                1998            1997
                                                                           --------------- ---------------
           Balance, January 1                                                  30,145,712      39,982,418
           Net Income                                                             722,726         686,441
           Dividends on common stock                                            (346,001)       (398,072)
           Purchase of shares by management recognition plan                    (607,622)              --
           Amortization of management recognition plan                            129,871              --
           Amortization of employee stock ownership plan                          163,879         124,851
           Purchase of treasury stock                                         (4,192,791)       (641,006)
           Unrealized loss on securities available for sale, net of tax           (6,528)       (156,379)
                                                                           --------------- ---------------
           Balance, end of period                                              26,009,246      39,598,253
                                                                           =============== ===============




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

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

         Total assets decreased $8.0 million, or 6.0% from $134.3 million at December 31, 1997 to $126.3 million at June 30, 1998. Loans receivable decreased $6.5 million, or 5.5% from $117.6 million at December 31, 1997 to $111.1 million at June 30, 1998. In managing the Company's interest rate risk and liquidity portfolio, $9.1 million of fixed rate loans were sold with servicing retained.

         Total liabilities decreased $3.8 million from $104.1 million at December 31, 1997 to $100.3 million at June 30, 1998. Deposits decreased $4.3 million during the period primarily due to withdrawals of the $6.3 million in maturing high rate long term C.Ds. At June 30, 1998, the Bank had $3.4 million remaining in ten year C.Ds with interest rates between 9.0% and 10.0% of which $865,000 will mature by December 31, 1998.

         Stockholders' equity decreased $4.1 million as a result of the stock repurchase program announced on April 15, 1998. A total of 284,257 shares were purchased by the Company for a total cost of $4.2 million and will be held as treasury shares. This repurchase program combined with the special dividend paid on December 22, 1997 and the quarterly dividends reflects management's commitment to increasing shareholder value. The Company's equity to asset ratio has been reduced from 33.3% at September 30, 1996 to 20.6% at June 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Income. Net income for the quarter ended June 30, 1998 was $417,000, or 18 cents per share, as compared with $325,000, or 12 cents per share, for the quarter ended June 30, 1997. Return on average equity and return on average assets were 5.93% and 1.30%, respectively, for the quarter ended June 30, 1998 compared to 3.23% and .99%, respectively, for the same quarter in 1997. Net income for the six months ended June 30, 1998 was $723,000, or 30 cents per share, as compared with $686,000, or 26 cents per share, for the six months ended June 30, 1997.

         Net Interest Income. Net interest income increased $5,000 to $1,136,000 for the quarter ended June 30, 1998 from $1,131,000 for the quarter ended June 30, 1997. This increase was achieved despite a $12.2 million decrease in average equity. Average net interest spread increased 80 basis points to 2.49% for the quarter ended June 30, 1998 as compared to 1.69% for the same quarter in 1997. Net interest income increased $123,000 to $2,383,000 for the six months ended June 30, 1998 from $2,260,000 for the six months ended June 30, 1997.

         Interest Income. Interest income increased $50,000 to $2.5 million for the quarter ended June 30, 1998 despite a $4.9 million decrease in average interest earning assets from the same quarter last year. As a result of the balance sheet realignment in December 1997, the average yield on interest earning assets increased 46 basis points to 8.06% for the quarter ended June 30, 1998. Interest income on loans receivable increased $362,000, or 18.1%, to $2,367,000 for the quarter ended June 30, 1998 from $2,005,000 for the quarter ended June 30, 1997. The average balance of loans receivable increased 16.2% to $114.6 million for the quarter ended June 30, 1998 from the same quarter a year ago while the average yield increased 13 basis points to 8.26%. The average balance of investments and other earning assets decreased $20.9 million from the year ago quarter resulting in $311,000 less in other interest income. Interest income increased $375,000, or 7.8%, to $5.2 million for the six months ended June 30, 1998 from $4.8 million for the six months ended June 30, 1997. As of June 30, 1998 loans receivable represented 88.0% of total assets as compared to 76.3% at June 30, 1997.

         Interest Expense. Interest expense increased $45,000 to $1,384,000 for the quarter ended June 30, 1998 from $1,339,000 for the quarter ended June 30, 1997. This increase is due to $8.8 million more in average interest bearing liabilities and a decrease in the average cost to 5.57% for the quarter ended June 30, 1998 from 5.91% for the quarter ended June 30, 1997. The decrease in cost was primarily the result of maturing high rate long term C.Ds. Interest expense increased $252,000 to $2,784,000 for the six months ended June 30, 1998 from $2,532,000 for the six months ended June 30, 1997.

         Provision for Loan Losses. The Bank established provisions for loan losses of $4,000 and $36,000 during the quarters ended June 30, 1998 and 1997, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income increased $297,000 to $330,000 for the quarter ended June 30, 1998 from $33,000 for the quarter ended June 30, 1997. Loan sales of $13.1 million generated gains of $289,000. Service charges and fees increased $8,000 to $41,000 for the quarter ended June 30, 1998 from $33,000 for the quarter ended June 30, 1997. This increase reflects the Bank's emphasis on attracting new checking accounts in the last year. Non-interest income increased $343,000 to $406,000 for the six months ended June 30, 1998 from $63,000 for the six months ended June 30, 1997 due to a $334,000 gain on loan sales recorded during the six months ended June 30, 1998 while no loans were sold during the same period last year.

         Non-Interest Expense. Non-interest expense increased $171,000 to $804,000 for the quarter ended June 30, 1998 from $633,000 for the quarter ended June 30, 1997. Compensation and benefits increased $147,000, or 52.5%, during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 primarily due to the MRP amortization of $65,000 and increased staffing. Investments in the technology infrastructure of the Bank has increased the occupancy costs from last year. The ratio of non-interest expense to average assets was 2.50% for the quarter ended June 30, 1998 as compared to 1.93% for the same quarter a year ago. Non-interest expense increased $416,000 to $1,642,000 for the six months ended June 30, 1998 from $1,226,000 for the six months ended June 30, 1997.

         Income Taxes. The Company recorded income tax expense of $410,000 and $356,000 for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $9.6 million at June 30, 1998 which consisted primarily of overnight federal funds and Federal Home Loan Bank term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to expand the Bank's lending activities and pursue other capital management measures. Due to the current interest rate environment management has adjusted these lending activities to emphasize mortgage banking. At June 30, 1998 the Bank's servicing portfolio totaled $17.2 million.

         The Company will also attempt to pursue growth externally through the selective acquisition of other financial institutions. Due to the highly competitive market for financial institution acquisitions in the Bank's market areas, however, the Company has not succeeded to date, and there can be no assurance that the Company will be successful in the future in identifying attractive acquisition candidates or in acquiring such candidates on favorable terms. Management believes that current liquidity levels are adequate to fund daily operations.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                          To Be Well Capitalized
                                                                For Capital              Under Prompt Corrective
                                    Actual                   Adequacy Purposes               Action Provision
                          ---------------------------     -------------------------    -----------------------------
                                  Amount       Ratio              Amount     Ratio               Amount       Ratio
                                  ------       -----              ------     -----               ------       -----
Tangible Capital          $   25,150,259      19.72%           1,913,090     1.50%            6,376,966       5.00%
Tier I/Core Capital           25,150,259      19.72%           3,826,180     3.00%            7,652,360       6.00%
Risk-based Capital            25,430,233      36.19%           5,621,520     8.00%            7,026,900      10.00%

YEAR 2000 COMPLIANCE

          The Bank has established a Year 2000 Action Plan to review the internal information systems as well as the efforts of the outside data processing service provider. The progress of the Action Plan is monitored by the Board of Directors and is currently on schedule according to the original plan.

         Most of the material data processing that could be affected by this problem is provided by a third party service bureau who provides quarterly updates on compliance progress. They have informed the Bank that code renovation is 100% complete and client testing will commence in September 1998. If the service bureau is unable to resolve this problem in time and the Bank is unable to engage another provider, we would likely experience significant data processing delays, mistakes or failures.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's June 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changes immediately from June 30, 1998 levels, and remained constant at those levels thereafter. Loan prepayment speeds and deposit decay rates published by the Office of Thrift Supervision were used in the simulation.

                                                             Movement in June 30, 1998 interest rates
                                                      -------------------------------------------------------
                                                      +100 bps      +200 bps        -100 bps     -200 bps
        Net interest income (decrease) increase        ($93,000)      ($193,000)      $91,000     $187,000
        Net income per share (decrease) increase        ($0.04)        ($0.08)         $0.04        $0.08

                          I.AB PART I OTHER INFORMATION

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



                                      WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: August 13, 1998                 By:  /s/ Michael P. Brennan
                                          -------------------------------------
                                            Michael P. Brennan
                                            (Principal Executive Officer)



Date: August 13, 1998                 By:  /s/ John E. Essen
                                          -------------------------------------
                                             John E. Essen
                                            (Principal Financial Officer)