Form 10-Q
period 1998-09-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1998-11-16
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998




                         Commission File Number: 0-21385
                                                 -------


                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)



       INDIANA                                                    31-1463057
-----------------------                                       -----------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)



 3002 HARRISON AVENUE, CINCINNATI, OHIO                              45211-5789
---------------------------------------                              ----------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at September 30, 1998 common stock, $.01 par value: 2,435,618.

                                    CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 1998 (Unaudited) and December 31, 1997 ............................................. 1

         Consolidated Statements of Income for the Three Months and Nine Months
         Ended September 30, 1998 and 1997 (Unaudited) .................................................... 2

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997 (Unaudited)     3

         Notes to Consolidated Financial Statements (Unaudited) ........................................... 4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations 6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................................... 9




PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ............................................................................. 10

  Item 2.  Changes in Securities ......................................................................... 10

  Item 3.  Defaults Upon Senior Securities ............................................................... 10

  Item 4.  Submission of Matters to a Vote of Security-Holders ........................................... 10

  Item 5.  Other Information ............................................................................. 10

  Item 6.  Exhibits and Reports on Form 8-K .............................................................. 10


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition


                                                             (Unaudited)
                                                         September 30, 1998     December 31, 1997
                                                         ------------------     -----------------
                           ASSETS
Cash and cash equivalents                                   $   6,787,971           10,368,279
Securities available for sale                                          --              999,690
Mortgage backed securities available for sale                   1,693,602            2,150,618
Loans receivable, net                                         114,641,784          117,648,013
Stock in Federal Home Loan Bank                                 1,121,700            1,023,800
Accrued interest receivable                                       721,974              712,797
Premises and equipment, net                                     1,998,137            1,082,978
Income taxes                                                       24,910              177,416
Prepaid expenses and other assets                                 480,814               95,190
                                                            -------------         ------------
          Total assets                                      $ 127,470,892          134,258,781
                                                            =============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                    $  84,939,519           88,234,007
Federal Home Loan Bank  advances                               16,756,913           14,764,818
Advances from borrowers for taxes and insurance                   519,980              865,808
Income taxes                                                      260,894              162,975
Accrued expenses and other liabilities                            128,140               85,461
                                                            -------------         ------------
          Total liabilities                                   102,605,446          104,113,069

Contingencies (Note 4 )

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares                    28,434               28,434
  authorized, 2,435,618 and 2,843,375 shares
  outstanding at September 30, 1998
  and December 31, 1997, respectively
Additional paid in capital                                     18,923,534           18,789,500
Retained income                                                15,286,175           14,962,966
Employee Stock Ownership Plan                                  (2,486,158)          (2,686,661)
Management Recognition Plan                                    (1,388,299)            (975,484)
Treasury Stock, at cost 407,757 shares                         (5,517,822)                  --
Accumulated other comprehensive income                             19,582               26,957
                                                            -------------         ------------
          Total stockholders' equity                           24,865,446           30,145,712
                                                            =============         ============
          Total liabilities and stockholders' equity        $ 127,470,892          134,258,781
                                                            =============         ============



See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                           Three months ended            Nine months ended
                                                             September 30,                 September 30,
                                                        ------------------------     ------------------------
                                                            1998         1997           1998          1997
Interest income:
  Loans receivable                                      $2,378,123     2,244,217      7,278,046     6,080,853
  Mortgage-backed securities                                31,625       233,295         98,480       716,613
  Investment securities                                         --        44,605         10,254       150,105
  Interest-bearing deposits with banks                     116,821       172,491        307,205       539,064
                                                        ------------------------     ------------------------
          Total interest income                          2,526,569     2,694,608      7,693,985     7,486,635
                                                        ------------------------     ------------------------

Interest expense:
  Deposits                                               1,127,707     1,272,597      3,430,582     3,587,812
  Borrowings                                               251,402       222,877        732,788       439,849
                                                        ------------------------     ------------------------
          Total interest expense                         1,379,109     1,495,474      4,163,370     4,027,661
                                                        ------------------------     ------------------------
          Net interest income                            1,147,460     1,199,134      3,530,615     3,458,974
Provision for loan losses                                   22,160        30,700         35,871        84,693
                                                        ------------------------     ------------------------
Net interest income after provision for loan losses      1,125,300     1,168,434      3,494,744     3,374,281
                                                        ------------------------     ------------------------

Non-interest income:
  Gain on loan sales                                        34,285         5,354        368,280         5,354
  Service charges and fees                                  41,651        37,571        113,172       100,138
                                                        ------------------------     ------------------------
          Total non-interest income                         75,936        42,925        481,452       105,492
                                                        ------------------------     ------------------------

Non-interest expenses:
  Compensation and benefits                                423,548       577,219      1,347,892     1,140,510
  Occupancy costs                                           65,049        44,569        179,397       125,880
  Franchise tax                                            113,390       102,251        340,970       342,293
  Federal deposit insurance premiums                        12,652        12,369         39,750        37,899
  Data processing                                           17,129        72,365         71,198       127,451
  Legal, accounting and examination fees                    49,614        36,997        128,269       137,076
  Consulting fees                                            5,505        11,040         33,776        27,832
  Advertising                                               14,211         7,998         37,656        27,136
  Other                                                     73,467        54,949        237,892       179,653
                                                        ------------------------     ------------------------
          Total non-interest expenses                      774,565       919,757      2,416,800     2,145,730
                                                        ------------------------     ------------------------
          Income before income tax expense                 426,671       291,602      1,559,396     1,334,043
Income tax expense                                         147,000        98,000        557,000       454,000
                                                        ------------------------     ------------------------
          Net income                                    $  279,671       193,602     $1,002,396       880,043
                                                        ========================     ========================
Earnings per share, basic and diluted                   $     0.13     $    0.08     $     0.43     $    0.35
                                                        ========================     ========================



See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine months ended September 30,
                                                                          1998               1997
                                                                          ----               ----
Cash flows from operating activities:
  Net income                                                          $  1,002,396          880,043
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of premiums and discounts                             8,039          (21,030)
      Depreciation of premises and equipment                               126,023           81,244
      Federal Home Loan Bank stock dividend                                (57,800)         (51,900)
      Deferred income taxes                                                 51,668          (34,731)
      Accretion of net loan fees deferred                                   15,542           70,022
      Provision for loan loss                                               35,871           84,693
      Gain on loan sales                                                  (368,280)          (5,354)
      Employee Stock Ownership Plan amortization                           229,925          199,390
      Management Recognition Plan amortization                             194,807          259,742
      Change in:
        Accrued interest receivable                                         (9,177)        (192,471)
        Prepaid expenses and other assets                                 (385,624)        (218,536)
        Accrued expenses                                                    42,679          (31,343)
        Income taxes                                                       202,571          105,220
                                                                      ------------      -----------
          Net cash provided by operating activities                      1,088,640        1,124,989
                                                                      ------------      -----------
  Cash flows from investing activities:
  Proceeds from maturity of investment securities                        1,000,000               --
  Purchase of FHLB stock                                                   (40,100)              --
  Principal payments on mortgage backed securities                         437,478        1,797,996
  Net increase in loans receivable                                     (14,544,519)     (26,790,826)
  Proceeds from sale of loans                                           17,867,615          128,948
  Additions to premises and equipment                                   (1,041,182)        (107,689)
                                                                      ------------      -----------
          Net cash used in investing activities                          3,679,292      (24,971,571)
                                                                      ------------      -----------
Cash flows from financing activities
  Net (decrease) increase in deposits                                   (3,294,488)       6,954,571
  Purchase of common stock for treasury                                 (5,517,822)              --
  Cash dividends paid                                                     (574,575)        (597,108)
  Purchase of common stock for MRP                                        (607,622)      (1,051,356)
  Short term Federal Home Loan Bank advances                             2,000,000        8,650,000
  Long term Federal Home Loan Bank advance repayments                       (7,905)          (8,726)
  Long term Federal Home Loan Bank advances                                     --        8,000,000
  Net decrease in advances from borrowers for taxes and insurance         (345,828)        (168,591)
                                                                      ------------      -----------
         Net cash provided (used) by financing activities               (8,348,240)      21,778,790
                                                                      ------------      -----------
         Net decrease in cash and cash equivalents                      (3,580,308)      (2,067,792)
Beginning cash and cash equivalents                                     10,368,279       13,420,389
                                                                      ------------      -----------
Ending cash and cash equivalents                                      $  6,787,971       11,352,597
                                                                      ============      ===========


See accompanying notes to consolidated financial statements.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    September 30, 1998 and December 31, 1997

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, income and cash flows in conformity with generally accepted accounting principles, and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997. All adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated statements of income for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

(2)      Comprehensive Income

         The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.


                                                                           Three months ended September 30
                                                                         ------------------------------------
                                                                            1998                    1997
                                                                            ----                    ----
         Net Income                                                        279,671                193,602
         Other comprehensive income, net of tax:
         Unrealized holding losses arising during the period                  (847)                (3,472)
                                                                          --------               --------
         Comprehensive income                                              278,824                190,130
                                                                          =========              ========

(3)      Earnings Per Share

         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended September 30:

                                                                              1998                1997
                                                                              ----                ----

         Net income, basic and diluted                                      $279,671             $193,602
         Average shares outstanding                                        2,221,199            2,573,547
         Effect of dilutive securities                                            --                8,901
                                                                           ----------           ----------
         Average shares outstanding including dilutive shares              2,221,199            2,617,251
                                                                           ==========           ==========

         Net income per share, basic                                           $0.13                $0.08
                                                                           ==========           ==========
         Net income per share, diluted                                         $0.13                $0.08
                                                                           ==========           ==========



(4)      Contingencies

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

(5)      Allowance for loan losses

         Activity in the allowance for loan losses as follows:

                                                        September 30, 1998            December 31, 1997

                Balance, January 1                                 266,263                      165,513
                Loan charge-offs                                        --                           --
                Recoveries                                              --                           --
                Provision for loan losses                           35,871                      100,750
                                                                   -------                      -------
                Balance, end of period                             302,134                      266,263
                                                                   =======                      =======




(6)      Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)

                                                                                  Nine months ended
                                                                              ----------------------------
                                                                                    September 30,
                                                                              ----------------------------
                                                                                1998                1997
                                                                              ----------------------------

         Balance, January 1                                                    30,145,712       39,982,418
         Net Income                                                             1,002,396          880,043
         Dividends on common stock                                              (574,575)        (597,110)
         Purchase of shares by management recognition plan                      (607,622)      (1,051,356)
         Amortization of management recognition plan                              194,807          259,741
         Amortization of employee stock ownership plan                            229,925          199,392
         Purchase of treasury stock                                           (5,517,822)               --
         Changes in accumulated other comprehensive income                        (7,375)        (159,852)
                                                                           --------------- ----------------
         Balance, end of period                                                24,865,446       39,513,276
                                                                           =============== ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

         Total assets decreased $6.8 million, or 5.1% from $134.3 million at December 31, 1997 to $127.5 million at September 30, 1998. Loans receivable decreased $3.0 million from $117.6 million at December 31, 1997 to $114.6 million at September 30, 1998. In managing the Company's interest rate risk and liquidity, $9.1 million of fixed rate loans were sold with servicing retained in the second quarter.

         Additions to fixed assets during the period of $1 million will facilitate the bank in increasing both the checking account base and loan portfolio. The two lane drive thru completed earlier in the year has improved customer accessability for an increased number transaction accounts. Increased lending activity is planned as the building expansion just completed has provided the necessary space for additional staffing. The Bank's focus on technology will add to the efficient delivery of existing and new products and services.

         Total liabilities decreased $1.5 million from $104.1 million at December 31, 1997 to $102.6 million at September 30, 1998. Deposits decreased $3.3 million during the period primarily due to withdrawals of the $6.3 million in maturing high rate long term C.Ds. At September 30, 1998, the Bank had $2.7 million remaining in ten year C.Ds with interest rates between 9.0% and 10.0% that will mature by December 31, 1999. Federal Home Loan Bank ("FHLB") advances continue to be utilized as alternate funding sources due to attractive pricing opportunities over higher cost C.Ds.

         Stockholders' equity decreased $5.3 million as a result of the stock repurchase programs announced during the year. A total of 407,757 shares were purchased by the Company for a total cost of $5.5 million and will be held as treasury shares. These repurchase programs combined with the special dividend paid on December 22, 1997 and the quarterly dividends reflect management's commitment to increasing shareholder value. The Company's equity to asset ratio has been reduced from 33.3% at September 30, 1996 to 19.5% at September 30, 1998.


COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Income. Net income for the quarter ended September 30, 1998 was $280,000, or 13 cents per share, as compared to $194,000, or 8 cents per share for the quarter ended September 30, 1997. Return on average equity and return on average assets were 4.30% and 0.89%, respectively, for the quarter ended September 30, 1998 compared to 1.96% and 0.56%, respectively, for the same quarter in 1997. Net income for the nine months ended September 30, 1998 was $1,002,000, or 43 cents per share, as compared with $880,000, or 35 cents per share for the nine months ended September 30, 1997. Return on average equity and return on average assets were 4.80% and 1.04%, respectively, for the nine months ended September 30, 1998 compared to 2.93% and 0.90%, respectively, for the same period in 1997.

         Net Interest Income. Net interest income decreased $52,000 to $1,147,000 for the quarter ended September 30, 1998 from $1,199,000 for the quarter ended September 30, 1997. This decrease was due to a reduction of $15.4 million in average net interest earning assets as a result of the return of capital and stock buybacks which have occurred in the last 12 months. Net interest margin increased to 3.76% for the quarter ended September 30, 1998 from 3.51% for the same quarter in 1997 primarily due to balance sheet realignment in fourth quarter 1997. Net interest income increased $72,000 to $3,531,000 for the nine months ended September 30, 1998 from $3,459,000 for the nine months ended September 30, 1997.

         Interest Income. Interest income decreased $168,000, to $2.5 million for the quarter ended September 30, 1998 from $2.7 million for the quarter ended September 30, 1997 as the average balance of interest earning assets decreased $14.5 million. Interest income on loans receivable increased $134,000 to $2,378,000 for the quarter ended September 30, 1998 from $2,244,000 for the quarter ended September 30, 1997. The average balance of loans receivable increased $5.4 million to $112.1 million for the quarter ended September 30, 1998 from the same quarter a year ago while the average yield increased 8 basis points to 8.48%. The average balance of investments and other earning assets decreased $19.9 million from the year ago quarter resulting in $302,000 less in other interest income. Interest income increased $207,000 to $7.7 million for the nine months ended September 30, 1998 from $7.5 million for the nine months ended September 30, 1997. As of September 30, 1998 loans receivable represented 90.0% of total assets as compared to 78.1% at September 30, 1997.

         Interest Expense. Interest expense decreased $116,000 to $1,379,000 for the quarter ended September 30, 1998 from $1,495,000 for the quarter ended September 30, 1997. This decrease is due a decrease in the average cost to 5.56% for the quarter ended September 30, 1998 from 6.09% for the quarter ended September 30, 1997 and offset by $925,000 million more in average interest bearing liabilities. The decrease in cost was primarily the result of maturing high rate long term C.Ds during the last 12 months. Interest expense increased $135,000 to $4,163,000 for the nine months ended September 30, 1998 from $4,028,000 for the nine months ended September 30, 1997 on $8.7 million more in average interest bearing liabilities.

         Provision for Loan Losses. The Bank established provisions for loan losses of $22,000 and $31,000 during the quarters ended September 30, 1998 and 1997, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income increased $33,000 to $76,000 for the quarter ended September 30, 1998 from $43,000 for the quarter ended September 30, 1997. Loan sales of $2.2 million generated gains of $34,000. Service charges and fees increased $4,000 to $42,000 for the quarter ended September 30, 1998 from $38,000 for the quarter ended September 30, 1997. This increase reflects the Bank's emphasis on attracting new checking accounts in the last year. Service charges and fees increased $13,000 to $113,000 for the nine months ended September 30, 1998 from $100,000 for the nine months ended September 30, 1997.

         Non-Interest Expense. Non-interest expense decreased $145,000 to $775,000 for the quarter ended September 30, 1998 from $920,000 for the quarter ended September 30, 1997. Compensation and benefits decreased $153,000 primarily due to $208,000 less in stock benefit plan expenses. Data processing expenses decreased $55,000 due to expenses relating to the service bureau conversion in 1997. Investments in technology during the last 12 months have increased equipment depreciation. Non-interest expense increased $271,000 to $2,417,000 for the nine months ended September 30, 1998 from $2,146,000 for the nine months ended September 30, 1997. Additional staffing and investments in technology have increased the company's operating expenses for the nine month period.

         Income Taxes. The Company recorded income tax expense of $557,000 and $454,000 for the nine months ended September 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $6.8 million at September 30, 1998 which consisted primarily of overnight federal funds and Federal Home Loan Bank term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to expand the Bank's lending activities and pursue other capital management measures. Due to the current interest rate environment management has adjusted these lending activities to emphasize mortgage banking. At September 30, 1998 the Bank's servicing portfolio totaled $18.5 million.

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

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                           To Be Well Capitalized
                                                                  For Capital             Under Prompt Corrective
                                        Actual                 Adequacy Purposes              Action Provision
                               -----------------------      ----------------------        -----------------------
                                 Amount        Ratio         Amount         Ratio           Amount         Ratio
                                 ------        -----         ------         -----           ------         -----

Tangible Capital              $23,084,202      18.49%       1,872,945        1.50%         6,243,150        5.00%

Tier I/Core Capital            23,084,202      18.49%       3,745,890        3.00%         7,491,780        6.00%
Risk-based Capital             23,386,336      31.62%       5,916,240        8.00%         7,395,300       10.00%


YEAR 2000 COMPLIANCE

          The Company has established a Year 2000 Action Plan to review the internal information systems as well as the efforts of the outside data processing service provider. Included in this plan are items relating to Y2K assessment, testing and business continuity. The progress of the Action Plan has been and will continue to be reported to the Board of Directors.

         The assessment phase of the process has been completed. Processes have been identified as mission critical, essential and non-essential. Most of the material data processing that could be affected by this problem is provided by the third party service bureau, Fiserv. Fiserv has represented to management that all of the core data processing code has been renovated to address the Year 2000 issue. The first phase of testing has been completed by advancing the date of the test bank into the next century with minimal problems, none in critical areas. This code renovation is being performed and final testing will occur in March 1999. The historical and estimated costs of remediation are not expected to have a material effect on the Company's consolidated financial statements.

         The Company has developed a business continuity plan related to year 2000 issues, however, this plan is still in development and is scheduled to be completed by July 1999. This plan deals primarily with issues outside of Management's control or ability to test, such as power, water or telephone failures. Included in this plan will be managements intended response to remedy these problems.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's September 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changes immediately from September 30, 1998 levels, and remained constant at those levels thereafter. Loan prepayment speeds and deposit decay rates published by the Office of Thrift Supervision were used in the simulation.


                                                            Movement in September 30, 1998 interest rates
                                                       --------------------------------------------------------
                                                       +100 bps      +200 bps        -100 bps     -200 bps
                                                       --------      --------        --------     --------
      Net interest income (decrease) increase           ($83,000)      ($168,000)      $83,000      $132,000
      Net income per share (decrease) increase           ($0.04)        ($0.08)         $0.04        $0.06

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

        (b)Reports on Form 8-K.  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: November 13, 1998                     By: /s/ Michael P. Breannan
                                                -------------------------------
                                            Michael P. Brennan
                                            (Principal Executive Officer)



Date: November 13, 1998                     By: /s/ John E. Essen
                                                -------------------------------
                                            John E. Essen
                                            (Principal Financial Officer)