Form 10-K405
period 1998-12-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1999-03-30
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

Mark One

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________


                         Commission File Number: 0-18279
                                                --------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                           31-1463057
---------------------------------------------                   ------------------
(State or other jurisdiction of incorporation                    (I.R.S. Employer
or organization)                                                Identification No.)

3002 Harrison Avenue, Cincinnati, Ohio                              45211-5789
----------------------------------------                            ----------
(Address of principal executive offices)                             Zip Code

Registrant's telephone number, including area code  (513) 661-5735
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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 1999, there were issued and outstanding 2,288,818 shares of the registrant's common stock.

         As of March 2, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers, Inc. Automated Quotation National Market, was $19.7 million ($10.125 per share). For purposes of this calculation, the shares held by directors and executive officers of the registrant and by any stockholder beneficially owning more than 5% of the registrant's outstanding common stock are deemed to be shares held by affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998. (Parts I and II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS

         The Company. Westwood Homestead Financial Corporation (the "Company") was incorporated under the laws of the State of Indiana in March, 1996 for the purpose of becoming the holding company of Westwood Homestead Savings Bank ("Westwood Homestead" or the "Bank"). Prior to the acquisition of all the outstanding stock of the Bank on September 27, 1996, the Company had no assets or liabilities and engaged in no business activities. Following its acquisition of Westwood Homestead, the Company had no significant assets other than the outstanding capital stock of the Bank and a portion of the net proceeds of the Bank's stock conversion. The Company is headquartered in Cincinnati, Ohio, and its business activities are limited to the State of Ohio. At December 31, 1998, the Company had consolidated total assets of $129.9 million, deposits of $87.3 million, net loans receivable of $118.6 million and stockholders' equity of $24.0 million.

         The executive offices of the Company are located at 3002 Harrison Avenue, Cincinnati, Ohio 45211-5789, and its telephone number is (513) 661-5735.

         The Bank. The Bank is an Ohio chartered stock savings bank conducting operations from its main office in Cincinnati, Ohio, which it has occupied since 1922, and its branch facility located in the Mount Adams section of Cincinnati, Ohio which opened in June 1996. The Bank is principally engaged in the business of accepting deposits from the general public through a variety of deposit programs and investing these funds by originating loans secured by properties located in its market area.

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


LENDING AND INVESTMENT ACTIVITIES

         General. Westwood Homestead's primary lending activity is the origination of conventional mortgage loans for the purpose of purchasing or refinancing one- to four-family residential properties in its primary market area. In addition, the Bank has originated multi-family residential loans, non-residential real estate loans, and a minor amount of residential construction loans and non-mortgage loans. In recent years, the Bank has purchased participation interests in loans secured by multi-family and non-residential real estate located in the Bank's market area.

         Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. As part of a balance sheet realignment in 1998, the Bank sold $9.1 million in existing one- to four-family fixed rate loans. At December 31, 1998, the Bank had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.



                                                                         At December 31,
                                               -----------------------------------------------------------------
                                                      1998                     1997                 1996
                                               --------------------  --------------------   --------------------
                                               Amount        %          Amount       %        Amount       %
                                               ------        -          ------       -        ------       -
                                                                  (Dollars in thousands)
Type of Loan:

Real estate loans:
   One- to four-family residential            $ 75,427     62.37%     $ 87,234     73.26%    $ 62,851     73.21%
   Multi-family residential..................   19,170     15.85        14,795     12.42       11,537     13.44
   Construction..............................    4,221      3.49         4,709      3.95        1,799      2.10
   Other residential and non-
      residential (1)........................   20,772     17.17        11,683      9.81        9,275     10.80
Consumer loans...............................    1,053       .87           441       .37          264       .31
Commercial loans.............................      300       .25           217       .19          119       .14
                                              --------    ------      --------    ------     --------    ------
     Total...................................  120,943    100.00%      119,079    100.00%      85,845    100.00%
                                                          ======                  ======                 ======

Less:
   Loans in process..........................    1,766                     958                  1,018
   Deferred loan fees........................      245                     207                    136
   Allowance for loan losses.................      294                     266                    166
                                              --------                --------               --------
      Total                                   $118,638                $117,648               $ 84,525
                                              ========                ========               ========

--------------
(1)     Includes home equity loans.

LOAN MATURITY SCHEDULE

         The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                        Due after
                                                       1 through           Due after
                                          Due by     5 years after       5 years after
                                       December 31,    December 31,        December 31,
                                           1999            1998               1998                Total
                                           ----            ----               ----                -----
                                                                   (In thousands)
One- to four-family residential.....    $   259          $  2,359            $ 73,490            $ 76,108
Multi-family and non-residential....         --             7,791              35,691              43,482
Consumer............................        109               944                  --               1,053
Commercial..........................         --               300                  --                 300
                                        -------          --------            --------            --------
     Total                              $   368          $ 11,394            $109,181            $120,943
                                        =======          ========            ========            ========


         The next table sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                        Predetermined            Floating or
                                             Rate             Adjustable Rates
                                             ----             ----------------
                                                  (In thousands)
One- to four-family residential........  $  49,300             $  26,808
Multi-family and non-residential.......     27,740                15,742
Consumer...............................        870                   183
Commercial.............................         --                   300
                                         ---------             ---------
 Total.................................  $  77,910             $  43,033
                                         =========             =========


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

         One- to Four-Family Real Estate Loans. The primary emphasis of the Bank's lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. At December 31, 1998, $76.1 million, or 62.9%, of the Bank's gross loan portfolio consisted of loans secured by one- to four-family residential real properties primarily located in the Bank's market area.

         The Bank originates both fixed rate and adjustable rate mortgage loans ("ARMs"). The Bank generally offers fixed rate mortgage loans with terms of 15 to 30 years. Adjustable rate loans are originated for terms of up to 30 years. Currently, ARM loans offered by the Bank have six month, one year, three year or seven year adjustment terms that are indexed to the six month or one year constant maturity treasury yields on U.S. securities, with a margin ranging from
2.75 to 4.50 percentage points. Most of the Bank's ARMs have minimum rates, which are currently between 6% and 8%. The Bank's ARM products with six month adjustment periods are subject to 0.75% adjustment caps per six month period with 4% to 6% lifetime adjustment limits. All other ARM loans are subject to 1% or 2% adjustment caps with 5% or 6% lifetime adjustment limits. At December 31, 1998, approximately 64.4% of the Bank's one- to four-family mortgage loans were fixed rate loans and approximately 35.6% were ARMs.

         Prior to 1994 the Bank's lending policies generally limited the maximum loan-to-value ratio on one- to four-family mortgage loans to 80% of the lesser of the appraised value or the purchase price of the property. As such, the amount of the Bank's one- to four-family mortgage loans having loan-to-value ratios in excess of 80% were negligible prior to 1994. In early 1994, the Bank began to offer one- to four-family mortgage loans at loan to value ratios above 80%, and at December 31, 1998, approximately 12.5% of the Bank's one- to four-family mortgage loans held loan to value ratios greater than 80%. Private mortgage insurance or additional collateral is generally required for mortgage loans with loan to value ratios in excess of 80%, except for loans originated under the Bank's special loan programs for first-time home buyers and the 100% and 125% loan to value programs.

         In December 1995, the Bank began offering, on a limited basis, one- to four-family mortgage loans to qualified borrowers with loan-to-value ratios of 100%. The Bank loans the borrower 80% of the lesser of the appraised value or purchase price of the property as a first mortgage, and up to the additional 20% needed to purchase the property as a second mortgage. The interest charged under the second mortgage loan is a fixed rate. Private mortgage insurance is not required for this type of mortgage loan. The Board of Directors has authorized the Bank to lend up to $4.0 million of these second mortgage loans, which would allow the Bank to lend up to $20.0 million of mortgages with combined loan-to-value ratios of 100%. At December 31, 1998, the Bank had 128 of these loans outstanding, with an aggregate balance of second mortgages of $2.7 million.

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

         Multi-family and Non-residential Real Estate Loans. The Bank is also active in the origination of loans secured by non-residential real estate and multi-family properties. At December 31, 1998, multi-family and non-residential real estate loans totaled $19.1 million and $20.8 million, respectively, and represented 15.9% and 17.2%, respectively, of the Bank's gross loan portfolio. A few of these loans have been participation interests with other financial institutions on non-residential and multi-family properties located within the Bank's market area.

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

         The Bank's multi-family real estate loans consist primarily of loans secured by apartment buildings which are primarily located in the Bank's market area. The Bank's largest multi-family real estate loan amounted to $1.8 million at December 31, 1998 and was secured by a 72 unit apartment complex. The Bank's second largest multi-family real estate loan amounted to $1.7 million at December 31, 1998 and was secured by a 66 unit apartment building. Both of these loans are located in the Bank's primary lending area and were performing according to their terms at December 31, 1998.

         The Bank's non-residential real estate portfolio consists of loans secured by medical office buildings, office condominiums, retail properties and commercial offices. The Bank's largest non-residential real estate loan is secured by an office building located in Roselawn, Ohio. Such loan had a balance of $1.6 million at December 31, 1998. The Bank's second largest non-residential real estate loan also amounted to $1.6 million at December 31, 1998 and was secured by a retail shopping center. Both of these loans are located in the Bank's market area and were performing according to their terms at December 31, 1998.

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

         Construction Loans. Westwood Homestead engages in construction lending involving loans to qualified borrowers generally for construction of one- to four-family or multi-family residential properties. These properties are primarily located in the Bank's market area. At December 31, 1998, the Bank's loan portfolio included $4.2 million of loans secured by properties under construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed as construction progresses and as inspections warrant. Construction/permanent loans may have either an adjustable or fixed rate and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages. Interest that has accrued during the construction phase is due monthly. Monthly principal and interest payments commence when the loan is converted to permanent financing. Borrowers must satisfy all credit requirements which would apply to the Bank's permanent mortgage loan financing for the subject property.

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

         Consumer Loans. The consumer loans currently originated by the Bank primarily include automobile and signature loans. Management is seeking to expand the Bank's consumer loan portfolio. At December 31, 1998, the Bank's consumer loans totaled $1.1 million, or .87%, of the Bank's gross loan portfolio. The Bank's efforts in this area have met with stiff competition. As a result, consumer loans outstanding to date are slightly less than anticipated.

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

         Loan Solicitation and Processing. Loan originations are derived from a number of sources, including walk-in customers and referrals, realtors, depositors, telemarketing, mailings, newspaper advertising, the Internet and previous borrowers. It is management's intention to aggressively grow the mortgage loan portfolio and is currently negotiating with an outside originator. The Bank encounters substantial lending competition, and as such, there can be no assurance that this objective will be achieved.

         Upon receipt of a loan application from a prospective borrower, a credit report and employment and other verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an appraiser approved by the Bank.

         All loans above $300,000 are required to be presented to the Board appointed Loan Committee for final approval. One- to eight-family loans below $250,000, 240,000 and $100,000 may be approved by the President, Vice President and Assistant Vice President of the Bank, respectively. Together, the President and Vice President can approve mortgage loans up to $300,000. Non-residential real estate loans must be approved by the Loan Committee. Loan applicants are promptly notified of the decision of the Bank. Interest rates on 1-4 residential approved loans are subject to change if the loan is not funded within 45 days after application, although the Bank will commit to provide the financing for a longer period depending on the circumstances causing the delay. It has been management's experience that substantially all approved loans are funded. Fire and casualty insurance, as well as flood insurance, are required for all loans as appropriate, and a title opinion is required for most loans secured by real estate.

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


                                                                      Year Ended December 31,
                                                     ----------------------------------------------------
                                                          1998                1997                1996
                                                          ----                ----                ----
                                                                        (In thousands)
Loans originated:
    One- to four-family...........................   $    34,436         $    33,946         $     18,811
    Multi-family residential......................         6,846               6,925                  724
    Construction..................................         3,906               5,746                1,733
    Other residential and non-residential                  9,505               6,095                4,653
                                                     -----------         -----------         ------------
       Total loans originated.....................   $    54,693         $    52,712         $     25,921
                                                     ===========         ===========         ============
Loans sold........................................   $    21,910         $       824         $      2,172
                                                     ===========         ===========         ============


         The Bank originates residential mortgage loans for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("FHLMC"). Westwood Homestead does not retain any participation interest in any loans which are sold, but in most cases the Bank retains servicing rights on the loans sold at rates from 1/4 of 1% of the loan amount. In managing the Bank's interest rate risk, $9.1 million of existing fixed rate loans were sold with servicing retained in the second quarter. An additional $12.8 million of current originations were sold in the secondary market.

         Interest Rates and Loan Fees. Interest rates charged by the Bank on mortgage loans are primarily determined by adding 1/4 to 3/8 percent to the published rates of FHLMC. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry , competition and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the general supply of money in the economy, tax policies and governmental budget matters.

         In addition to the interest earned on loans, the Bank receives fees in connection with originations, late payments and for miscellaneous services related to its loans. The Bank generally charges an origination fee for its adjustable and fixed-rate nonowner-occupied and owner-occupied mortgage loans. However, due to current market conditions, origination fees are generally not charged for owner-occupied residential mortgage loans.

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

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an appropriate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The

Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income. Management anticipates that the Bank's provisions for loan losses will increase in the future as it implements the Board's strategy of continuing existing lines of business while gradually expanding one- to four-family residential non-conforming loans to secondary market guidelines and consumer lending.

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


         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                           Year Ended December 31,
                                                     ----------------------------------------------------
                                                          1998               1997                1996
                                                          ----               ----                ----
Balance at beginning of period....................   $   266,263         $   165,513          $   101,709

Loans charged off.................................       (14,038)                 --                   --
Recoveries - real estate mortgage -
  residential.....................................            --                  --                   --
Provision for loan losses.........................        41,460             100,750               63,804
                                                     -----------         -----------          -----------
Balance at end of period..........................   $   293,685         $   266,263          $   165,513
                                                     ===========         ===========          ===========
Ratio of net charge-offs to average
   loans outstanding during the period............          0.01%                 --%                  --%
                                                     ===========         ===========          ===========

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


                                                                             At December 31,
                                                 ---------------------------------------------------------------------------
                                                        1998                     1997                      1996
                                                        ----                     ----                      ----
                                                             Percent of                 Percent of               Percent of
                                                           Loans in Each              Loans in Each            Loans in Each
                                                            Category to                Category to              Category to
                                                  Amount    Total Loans      Amount    Total Loans    Amount    Total Loans
                                                  ------    -----------      ------    -----------    ------    -----------
One- to four-family............................  $ 90,250       62.37%      $189,105      73.26%    $ 91,815        73.38%
Multi-family and non-residential                  176,177       33.02         58,797      22.23       66,262        24.10
Construction...................................     6,136        3.49         11,773       3.95        4,497         2.08
Consumer.......................................    10,522         .87          4,414        .37        2,641          .30
Commercial.....................................    10,600         .25          2,174        .19          298          .14
                                                 --------      ------       --------     ------     --------       ------
     Total allowance for loan losses...........  $293,685      100.00%      $266,263     100.00%    $165,513       100.00%
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


                                                                          At December 31,
                                                           ----------------------------------------------
                                                            1998                1997                1996
                                                           ------              ------              ------
                                                                         (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate - Residential.........................    $     167           $      --           $      --
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $     167           $      --           $      --
                                                         =========           =========           =========
Accruing loans which are contractually past
  due 90 days or more:
   Real estate - Residential.........................    $     319           $     155           $      --
   Commercial........................................           --                  --                  --
   Consumer..........................................           --                  --                  --
                                                         ---------           ---------           ---------
      Total..........................................    $     319           $     155           $      --
                                                         =========           =========           =========
      Total nonperforming loans......................    $     486           $     155           $      --
                                                         =========           =========           =========
Percentage of total loans............................          .40%                .13%                 --%
                                                         =========           =========           =========
Other non-performing assets..........................    $      --           $      --           $      --
                                                         =========           =========           =========
Loans modified in troubled debt
  restructurings.....................................    $      --           $      --           $      --
                                                         =========           =========           =========


         At December 31, 1998, the Bank did not have any loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

         The $167,000 of non performing loans includes two loans of which one for $91,000 has a sale contract pending. The remaining $76,000 represents two loans to one borrower that, as of March 1999, has agreed to a payment plan to bring the loans current.

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

         Mortgage-Backed Securities. The Bank also invests in traditional mortgage-backed securities. Mortgage- backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

         The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities insured or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1998, these securities had a market value of $1,529,000 and an amortized cost of $1,510,000, representing 1.2% of the Company's total assets. See Notes 3 and 4 to the Company's Consolidated Financial Statements incorporated herein by reference.

         Mortgage-Related Securities. The Bank invests in mortgage-related securities such as CMOs, primarily as an alternative to mortgage loans or mortgage-backed securities and may purchase them in the future. As part of a balance sheet realignment in the fourth quarter of fiscal 1997 the Bank sold the $12.0 million portfolio of CMOs.

         The following table sets forth the carrying value of the Bank's investments at the dates indicated.



                                                                           At December 31,
                                                           -----------------------------------------------
                                                            1998                1997                1996
                                                           ------              ------              ------
                                                                          (In thousands)
Securities available for sale :
   U.S. government and agency securities.............    $      --           $   1,000           $   3,969
   Collateralized mortgage obligations...............           --                  --              11,990
   Mortgage-backed securities........................        1,529               2,151               3,044
                                                             -----           ---------           ---------
      Total investment securities....................        1,529               3,151              19,003

Cash and cash equivalents............................        5,010              10,368              13,420
FHLB stock...........................................        1,141               1,024                 954
                                                         ---------           ---------           ---------
      Total investments..............................    $   7,680           $  14,543           $  33,377
                                                         =========           =========           =========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1998.


                                          One Year or Less     One to Five Years        Five to Ten Years
                                          ----------------     -----------------        -----------------
                                        Carrying   Average   Carrying      Average     Carrying      Average
                                          Value     Yield      Value        Yield        Value        Yield
                                          -----     -----      -----        -----        -----        -----
                                                              (Dollars in thousands)
Securities available for sale:
   Mortgage-backed securities...            --        --         147         7.45%          86         8.01%
                                           ---                ------                     -----

     Total......................          $ --                $  147                     $  86
                                           ===                ======                     =====



                                        More than Ten Years           Total Investment Portfolio
                                        -------------------           --------------------------
                                        Carrying     Average        Carrying      Market      Average
                                          Value       Yield          Value        Value        Yield
                                          -----       -----          -----        -----        -----
                                                              (Dollars in thousands)
Securities available
  for sale:
   Mortgage-backed
    securities...........                   1,276      7.24%           1,510        1,529      7.30
                                          -------                    -------      -------
     Total...............                 $ 1,276                    $ 1,510      $ 1,529
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

         Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit currently ranging in term from 30 days to 5 years. The majority of deposits at the Bank are C.Ds, which at December 31, 1998 represented 75.8% of total deposits. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs").

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

         In January 1996, the Bank introduced "Hassle Free Checking" and "No Hassle Checking" to attract more deposit accounts. These products do not have a minimum balance requirement, a monthly service charge or a per check charge. Both of these products were designed to meet the needs of the community and, in management's view, have made it easier for potential customers to establish a banking relationship with Westwood Homestead. The building renovation and drive-thru which was completed this past year have increased the Bank's visibility and accessibility for our customers. Increased advertising and employee incentives have also contributed to a 59% increase in checking accounts during 1998. The Bank's Mount Adams branch, opened in June 1996, had $3.0 million in deposits outstanding as of December 31, 1998. Transaction accounts made up 74% of the deposits which contributed to the 3.78% cost of funds for the branch. The branch has started to generate a monthly profit after 21 months of operation.

         Several years ago, when interest rates were significantly higher than at present, the Bank initiated a 10 year certificate of deposit program. At December 31, 1997, such certificates of deposit represented $9.1 million, or approximately 10.3%, of total deposits with a weighted average interest rate of 9.4%. Such certificates of deposit are, in large part, responsible for the Bank's high costs of funds. These deposits started to reach maturity beginning in late 1997 and continue to mature through the end of 1999. Certificates of deposit in amounts of $100,000 or more ("Jumbos"), totaled $12.2 million, or 14.6%, of the Bank's total savings portfolio at December 31, 1998. The majority of these Jumbos represent deposits by individuals. This large amount of Jumbos as a percentage of total deposits makes the Bank susceptible to large deposit withdrawals if one or more depositors withdraw deposits from the Bank. Such withdrawals may adversely affect the Bank's liquidity and funds available for lending if the Bank is unable to obtain funds from alternative sources.

         The following table sets forth, for the periods indicated, the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits.

                                                     Year Ended December 31,
                                 ----------------------------------------------------------------
                                         1998                  1997                   1996
                                         ----                  ----                   ----
                                 Average    Average      Average    Average     Average   Average
                                 Balance     Rate        Balance     Rate       Balance    Rate
                                 -------     ----        -------     ----       -------    ----
                                                        (Dollars in thousands)
Savings deposits...............  $  3,561    1.98%      $   3,769    1.98%     $    6,063   1.91%
NOW accounts...................     7,399    2.93           4,646    3.03           1,996   1.91
Money market accounts..........     9,406    3.65          10,046    3.64          12,089   3.67
Certificates of deposit........    63,771    6.17          63,961    6.69          63,474   6.63
                                 --------    ----       ---------    ----      ----------   ----
     Total.....................  $ 84,137    5.43       $  82,422    5.90      $   83,622   5.75
                                 ========               =========              ==========


         The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                                                 Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years       3 Years           Total
----                              --------        ---------        ---------       -------           -----
                                                                (In thousands)
 4.00 -  5.99%..................  $  30,065       $    8,749     $    1,612      $      831       $   41,257
 6.00 -  7.99%..................      7,142            3,196          1,286           7,266           18,890
 8.00 -  9.99%..................      3,083            1,492            641              --            5,216
                                  ---------       ----------     ----------      ----------       ----------
                                  $  40,290       $   13,437     $    3,539      $    8,097       $   65,363
                                  =========       ==========     ==========      ==========       ==========



         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                    Certificates
       Maturity Period                              of Deposits
       ---------------                              -----------
                                                    (In thousands)
       Three months or less.......................  $    3,661
       Over three through six months..............         805
       Over six through 12 months.................       3,498
       Over 12 months.............................       4,280
                                                    ----------
           Total..................................  $   12,244
                                                    ==========

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds, to meet deposit withdrawal requirements, or to be used in connection with the FHLB's affordable housing program. Westwood Homestead has a $10 million line of credit in addition to other advance programs with the FHLB of Cincinnati. Advances from the FHLB are secured by the Bank's one-to-four-family mortgage loans. In addition, the Bank has agreements to purchase federal funds from correspondent banks totaling $7.0 million, as needed. At December 31, 1998, $17.5 million of FHLB advances were outstanding.

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


                                                                       At December 31,
                                                         ---------------------------------------------
                                                         1998                1997                 1996
                                                         ----                ----                 ----
                                                                        (In thousands)
Amounts outstanding at end of period:
   FHLB advances...................................      17,454              14,765                127

Weighted average rate paid on:
   FHLB advances...................................        6.22%               6.33%              8.18%



                                                                     Year Ended December 31,
                                                         ---------------------------------------------
                                                         1998                 1997                1996
                                                         ----                 ----                ----
                                                                        (In thousands)
Maximum amount of borrowings outstanding
   at any month end:
   Federal funds purchased.........................     $   --              $  1,200          $  1,600
   FHLB advances...................................      17,455               18,775             1,000

Approximate average short-term borrowings
   outstanding with respect to:
   Federal funds purchased.........................     $   --              $  4,064          $  1,000
   FHLB advances...................................      15,863                7,043             1,000
Approximate weighted average rate paid on: (1)
   Federal funds purchased ........................         --                  5.77%             5.84%
   FHLB advances...................................        6.22%                5.89%             5.50%

------------------
[FN]
(1) Based on rates and amounts during periods borrowings were outstanding.

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

         The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at December 31, 1998.

                                                                    Percent of
                                                    Amount           Assets (1)
                                                    ------           ----------
                                                       (Dollars in thousands)
Tangible capital..................................  $23,535            18.56%
Tangible capital requirement......................    1,902             1.50
                                                    -------            -----
  Excess..........................................  $21,633            17.06%
                                                    =======            =====

Tier 1/Core capital(2)............................  $23,535            18.56%
Tier 1/Core capital requirement...................    3,804             3.00
                                                    -------            -----
  Excess..........................................  $19,731            15.56%
                                                    =======            =====

Risk-based capital................................  $23,828            31.32%
Risk-based capital requirement....................    6,087             8.00
                                                    -------            -----
  Excess..........................................  $17,741            23.32%
                                                    =======            =====

[FN]
(1) Based on average adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

         Pursuant to regulations implementing the prompt corrective action provisions of FDICIA the federal banking regulators generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings association that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (I) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings association is a savings association that does not meet the definition of well capitalized and has: (I) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and
(iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings association has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings association that has (I) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the association has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings association that has: (I) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings association is defined as a savings association that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized or undercapitalized association to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings association is in an unsafe or unsound condition or that the association has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. Westwood Homestead is classified as "well capitalized" under the regulations.

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

         The Company is subject to limitations on dividends imposed by the Federal Reserve Board. See "Holding Company Dividends And Stock Repurchases."

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

         LIQUIDITY REQUIREMENTS. FDIC policy requires that savings banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect safety and soundness of the savings bank. The FDIC currently has no specific level which it requires. Management calculated, under the FDIC's calculation method, Westwood Homestead's liquidity ratio as 7.3% of interest-bearing liabilities at December 31, 1998, which management believes is adequate.

          LIMITS ON LOANS TO ONE BORROWER. Westwood Homestead generally is prohibited by both FDIC regulations and Ohio law from making loans or otherwise extending credit to any one borrower, including related entities, in an amount exceeding the greater of $500,000 or 15% of Westwood Homestead's unimpaired capital and surplus plus, as to loans and extensions of credit fully secured by readily marketable collateral, an additional 10% of unimpaired capital and surplus. At December 31, 1998, the maximum amount Westwood Homestead could lend to one borrower was approximately $3.5 million, and Westwood Homestead's largest amount lent to one borrower was $3.4 million.

         FEDERAL HOME LOAN BANK SYSTEM. Westwood Homestead is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, Westwood Homestead is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the FHLB of Cincinnati, whichever is greater. Westwood Homestead was in compliance with this requirement with investment in FHLB of Cincinnati stock at December 31, 1998, of $1.1 million. The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. At December 31, 1998, Westwood Homestead had $17.5 million in FHLB advances outstanding.

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, Westwood Homestead must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institutions interest-earning assets. As of December 31, 1998, Westwood Homestead met its reserve requirements.

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

         The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. A bank or subsidiary is considered acting as principal w hen conducted other than as an agent for a customer, as trustee, or in a brokerage, custodial, advisory or administrative capacity. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

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

PERSONNEL

         As of December 31, 1998, Westwood Homestead had 22 full-time employees and seven part-time employees, none of whom was represented by a collective bargaining agreement. Westwood Homestead believes that it enjoys good relations with its personnel.

ITEM 2. PROPERTIES

         The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1998.

                                                              Book Value at                          Deposits at
                            Year          Owned or            December 31,        Approximate        December 31,
                           Opened          Leased                  1998         Square Footage           1998
                           ------          ------                  ----         --------------           ----
3002 Harrison Avenue        1922            Owned             $1.7 million           9,640           $84.3 million
Cincinnati, Ohio

1101 St. Gregory Street     1996           Leased                      N/A             285             3.0 million
Cincinnati, Ohio

ITEM 3. LEGAL PROCEEDINGS

         Although Westwood Homestead, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which Westwood Homestead is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset Liability Management" in the Annual Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the Annual Report which are listed in Item 14 herein are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG LLP (KPMG) has been principal accountants for Westwood Homestead Financial Corporation (Westwood Homestead) since 1989 and were engaged to audit the consolidated financial statements for the year ended December 31, 1998. On December 21, 1998, the decision was made to terminate KPMG's appointment as principal accountants upon completion by KPMG of the audit for the year ended December 31, 1998 and issuance of the auditors report thereon. This change in principal accountants is intended to be effective for the year ended December 31, 1999. The decision to change accountants was approved by the Audit Committee and Board of Directors of Westwood Homestead.

         In connection with the audits of the two fiscal years ended December 31, 1998 and 1997, and the subsequent interim period through January 29, 1999, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which if not resolved to the satisfaction of KPMG, would have caused them to refer to the nature of such disagreements in their reports on the consolidated financial statements of Westwood Homestead.

         The audit reports of KPMG on the consolidated financial statements of Westwood Homestead as of and for the years ended December 31, 1998 and 1997 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         On December 21, 1998, the Board of Directors of Westwood Homestead approved and appointed Crowe, Chizek and Company LLP as Westwood Homestead's principal accountants for the year ended December 31, 1999. Crowe, Chizek and Company LLP will be engaged as principal accountants upon completion by KPMG of the audit for the year ended December 31, 1998 and issuance of the auditors' report thereon.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         a) Security Ownership of Certain Owners

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         b) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         c) Changes in Control

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a)1.     Report of Independent Auditors*

                  Westwood Homestead Financial Corporation*

                  a) Consolidated Statements of Financial Condition at December 31, 1998 and 1997
                  b) Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
                  c) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
                  d) Consolidated Statements of Cash Flow for the Years Ended December 31, 1998, 1997 and 1996
                  e)       Notes to Consolidated Financial Statements

------------------
         *        Incorporated by reference to the Annual Report.

         2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       Exhibits

                  3.1      Articles of Incorporation of Westwood Homestead
                           Financial Corporation*
                  3.2      Bylaws of Westwood Homestead Financial Corporation *
                  10.1     First Amendment to Employment Agreement between
                           Michael P. Brennan and The Westwood Homestead Savings
                           Bank *
                  10.2     Employment Agreement between Michael P. Brennan and
                           The Westwood Homestead Savings Bank *
                  10.3     Severance Agreements between Messrs. John E. Essen
                           and Gerald T. Mueller, The Westwood Homestead Savings
                           Bank, and Westwood Homestead Financial Corporation *
                  10.4     The Westwood Homestead Savings Bank Directors'
                           Retirement Plan, as amended *
                  13       1998 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant.
                  27       Financial Data Schedule

         b) With the exception of the Form 8-K filed on December 29, 1998 to report a change in accountants, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

         c) The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

         d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report pursuant to Rule 14a-3(b)(1) which are required to be included herein.

------------------
         * Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTWOOD HOMESTEAD FINANCIAL
                                        CORPORATION


Date:  March 29, 1999                   By:  /s/ Michael P. Brennan
                                             ---------------------------------
                                             Michael P. Brennan
                                             President and Chief Executive
                                             Officer
                                             (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Michael P. Brennan                          By    /s/ Robert H. Bockhorst
      ------------------------------------                  ------------------------------------
      Michael P. Brennan                                    Robert H. Bockhorst
      (Director and Chief Executive                         Director
      Officer

Date: March 29, 1999                                  Date: March 29, 1999


By:   /s/ John E. Essen                               By:   /s/ Raymond J. Brinkman
      ------------------------------------                  ------------------------------------
      John E. Essen                                         Raymond J. Brinkman
      (Chief Financial and Accounting Officer               Director
      and Treasurer)

Date: March 29, 1999                                  Date: March 29, 1999


By:   /s/ Carl H. Heimerdinger                        By:   /s/ Roger M. Higley
      ------------------------------------                  ------------------------------------
      Carl H. Heimerdinger                                  Roger M. Higley
      Chairman of the Board                                 Director

Date: March 29, 1999                                  Date: March 29, 1999


By:   /s/ John B. Bennet, Sr.                          By:  /s/ Mary Ann Jacobs
      ------------------------------------                  ------------------------------------
      John B. Bennet, Sr.                                   Mary Ann Jacobs
      Vice Chairman of the Board                            Director

Date: March 29, 1999                                  Date: March 29, 1999

By:   /s/James D. Kemp
      ------------------------------------
      James D. Kemp
      Director

Date: March 27, 1999


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

10.4 The Westwood Homestead Savings Bank Directors' Retirement Plan, as amended*

13            1998 Annual Report to Stockholders

21            Subsidiaries of the Registrant.

27            Financial Data Schedule

--------------
[FN]
* Incorporated by reference to the registrant's Form S-1 Registration Statement No. 333-2298.