Form 10-Q
period 1999-03-31
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1999-05-14
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999




                         Commission File Number: 0-21385
                                                ----------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)



       INDIANA                                                 31-1463057
------------------------                                  ----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)



3002 HARRISON AVENUE, CINCINNATI, OHIO                         45211-5789
-----------------------------------------                   -----------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at March 31, 1999 common stock, $.01 par value: 2,263,818

                                    CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
              March 31, 1999 and December 31, 1998 (Unaudited) .............................................1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and 1998 (Unaudited) ..................................................2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 1998 (Unaudited) ..................................................3

         Notes to Consolidated Financial Statements (Unaudited) ............................................4

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................................................6


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................9

PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings ...............................................................................10

  Item 2.  Changes in Securities ...........................................................................10

  Item 3.  Defaults Upon Senior Securities .................................................................10

  Item 4.  Submission of Matters to a Vote of Security-Holders .............................................10

  Item 5.  Other Information ...............................................................................10

  Item 6.  Exhibits and Reports on Form 8-K ................................................................10


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                        March 31, 1999 December 31, 1998
                                                        -------------- -----------------
                             ASSETS
 Cash and cash equivalents                              $   6,687,626    $   5,009,850
 Mortgage backed securities available for sale              1,259,491        1,529,042
 Loans receivable, net                                    117,680,095      118,926,081
 Stock in Federal Home Loan Bank                            1,161,100        1,141,400
 Accrued interest receivable                                  679,939          717,818
 Premises and equipment, net                                2,186,277        2,176,233
 Prepaid expenses and other assets                            676,640          370,367
                                                        -------------    -------------
          Total assets                                  $ 130,331,168    $ 129,870,791
                                                        =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits                                               $  88,282,344    $  87,335,911
 Federal Home Loan Bank  advances                          17,550,120       17,453,551
 Advances from borrowers for taxes and insurance              539,201          789,478
 Income taxes                                                 350,594          133,823
 Accrued expenses and other liabilities                        81,629          181,518
                                                        -------------    -------------
           Total liabilities                              106,803,888      105,894,281



Stockholders' equity:
Common Stock, $.01 par value, 15,000,000 shares                28,434           28,434
authorized, 2,843,375 shares issued
Additional paid in capital                                 18,804,492       18,811,404
Retained income                                            15,638,759       15,514,498
Employee Stock Ownership Plan                              (2,381,292)      (2,419,063)
Management Recognition Plan                                (1,259,057)      (1,323,363)
Treasury Stock, 579,557, 514,557 shares at cost            (7,313,072)      (6,647,447)
Accumulative other comprehensive income                         9,016           12,047
                                                        -------------    -------------
           Total stockholders' equity                      23,527,280       23,976,510
                                                        =============    =============
           Total liabilities and stockholders' equity   $ 130,331,168    $ 129,870,791
                                                        =============    =============


See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION

                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                      -----------------------
                                                          1999         1998
                                                      ----------   ----------
Interest income:
  Loans receivable                                    $2,420,789   $2,532,617
  Mortgage backed securities                              21,133       34,579
  Investment securities                                     --         10,254
  Interest  bearing deposits with banks                   66,600       69,534
                                                      ----------   ----------
            Total interest income                      2,508,522    2,646,984
                                                      ----------   ----------

Interest expense:
  Deposits                                             1,103,532    1,167,474
  Borrowings                                             254,234      232,174
                                                      ----------   ----------
            Total interest expense                     1,357,766    1,399,648
                                                      ----------   ----------
            Net interest income                        1,150,756    1,247,336
Provision for loan losses                                 13,856       10,054
                                                      ----------   ----------
Net interest income after provision for loan losses    1,136,900    1,237,282
                                                      ----------   ----------

Non-interest income:
  Gain on loan sales                                      68,149       44,689
  Service charges and fees                                44,229       30,569
                                                      ----------   ----------
          Total non-interest income                      112,378       75,258
                                                      ----------   ----------

Non-interest expense:
  Compensation and benefits                              444,044      497,128
  Occupancy costs                                         86,099       51,886
  Franchise tax                                           69,205      113,990
  Federal deposit insurance premiums                      12,861       13,416
  Data processing                                         30,452       30,133
  Legal, accounting and examination fees                  19,640       34,612
  Advertising                                             18,536       12,004
  Other                                                   75,536       85,326
                                                      ----------   ----------
         Total non-interest expense                      756,373      838,495
                                                      ----------   ----------
         Income before income tax                        492,905      474,045
 Income tax                                              163,000      168,000
                                                      ----------   ----------
 Net income                                           $  329,905   $  306,045
                                                      ==========   ==========
 Earnings per share, basic and diluted                     $0.16        $0.12
                                                           -----        -----

See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three months ended March 31,
Cash flows from operating activities:                                              1999                 1998
                                                                                   ----                 ----
  Net income                                                                   $    329,905         $    306,045
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net amortization of premium and discounts                                         3,697                2,932
    Depreciation of premises and equipment                                           59,068               36,150
    Federal Home Loan Bank stock dividend                                           (19,700)             (18,300)
    Provision for loan losses                                                        13,856               10,054
    Gain on loan sales                                                              (68,149)             (44,689)
    Proceeds from sale of loans held for sale                                     4,695,272            2,260,992
    Employee Stock Ownership Plan amortization                                       30,859               81,543
    Management Recognition Plan amortization                                         64,306               64,936
    Change in:
     Accrued interest receivable                                                     37,879              (10,742)
     Prepaid expenses and other assets                                             (306,273)            (281,897)
     Accrued expenses                                                               (44,579)              (8,407)
     Income taxes                                                                   163,000              168,000
                                                                               ------------         ------------
      Net cash provided by operating activities                                   4,959,141            2,566,617
                                                                               ------------         ------------
Cash flows from investing activities:
  Proceeds from maturing investment securities                                         --              1,000,000
  Principal payments on mortgage backed securities                                  261,283              158,356
  Net  increase in loans receivable                                              (3,394,993)          (4,310,045)
  Additions to premises and equipment                                               (69,112)            (103,967)
                                                                               ------------         ------------
      Net cash used in investing activities                                      (3,202,822)          (3,255,656)
                                                                               ------------         ------------
Cash flow from financing activities:
  Net increase (decrease) in deposits                                               946,433           (4,753,918)
  Cash dividends                                                                   (205,643)            (123,179)
  Purchase of MRP shares                                                               --               (607,622)
  Proceeds from Federal Home Loan Bank advances                                   1,100,000            1,000,000
  Repayment of Federal Home Loan Bank advances                                   (1,003,431)              (1,443)
  Purchase of treasury shares                                                      (665,625)                --
  Net decrease in advances from borrowers for taxes and insurance                  (250,277)            (354,774)
                                                                               ------------         ------------
      Net cash used by financing activities                                         (78,543)          (4,840,936)
                                                                               ------------         ------------
      Net increase (decrease) in cash and cash equivalents                        1,677,776           (5,529,975)
 Beginning cash and cash equivalents                                              5,009,850           10,368,279
                                                                               ------------         ------------
 Ending cash and cash equivalents                                              $  6,687,626         $  4,838,304
                                                                               ============         ============

See accompanying notes.

See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      March 31, 1999 and December 31, 1998

(1)      Basis of Presentation
         ---------------------
         The financial statements were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, income and cash flows in conformity with generally accepted accounting principles. However, these financial statements have been prepared on a basis consistent with the annual financial statements and include, all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements


(2)      Comprehensive Income
         --------------------
         The Company adopted FASB Statement No. 130, Reporting Comprehensive Income", during the first quarter of 1998. The statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.

                                                                              Three months ended March 31,
                                                                          ------------------------------------
                                                                              1999                   1998
                                                                              ----                   ----
           Net Income                                                           329,905               306,045
           Other comprehensive income, net of tax:
           Unrealized holding losses arising during the period                  (3,032)               (3,422)
                                                                          --------------         -------------
           Comprehensive income                                                 326,873               302,623
                                                                          ==============         =============


(3)      Earnings Per Share
         ------------------
         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:

                                                                           1999                1998
                                                                           ----                ----
           Net income, basic and diluted                                    $329,905             $306,045
           Average shares outstanding                                      2,007,036            2,536,483
           Effect of dilutive securities                                         464               17,454
                                                                       --------------     ----------------
           Average shares outstanding including dilutive shares            2,007,500            2,553,937
                                                                       ==============     ================
           Net income per share, basic                                         $0.16                $0.12
                                                                       ==============     ================
           Net income per share, diluted                                       $0.16                $0.12
                                                                       ==============     ================

(4)      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
         --------------------------------------------------------------------

                                                                                 Three months ended
                                                                           --------------------------------
                                                                                      March 31,
                                                                           --------------------------------
                                                                                1999            1998
                                                                           --------------------------------
           Balance, January 1                                                  23,976,510       30,145,712
           Net Income                                                             329,905          306,045
           Dividends on common stock                                            (205,643)        (123,179)
           Purchase of shares by management recognition plan                           --        (607,622)
           Amortization of management recognition plan                             64,306           64,936
           Amortization of employee stock ownership plan                           30,859           81,543
           Purchase of treasury stock                                           (665,625)               --
           Changes in accumulated other comprehensive income                      (3,032)          (3,422)
                                                                           --------------------------------
           Balance, end of period                                              23,527,280       29,864,013
                                                                           ================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

         Total assets increased $460,000, or 0.4% from $129.9 million at December 31, 1998 to $130.3 million at March 31, 1999. Increased loan prepayments resulted in a $1.0 million decrease in loans receivable. During the second quarter changes were made to the Bank's loan pricing policy to address the increased competition in the area. Deposits increased $946,000 during the period primarily in certificates of deposits. The Company repurchased an additional 65,000 shares of its stock contributing to the $450,000 decrease in stockholder's equity.




COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998

         Net Income. Net income for the quarter ended March 31, 1999 was $330,000, or 16 cents per share, as compared with $306,000, or 12 cents per share for the quarter ended March 31, 1998. Return on average equity and return on average assets were 5.48% and 1.02%, respectively, for the quarter ended March 31, 1999 compared to 4.16% and 0.94%, respectively, for the same quarter in 1998.

         Net Interest Income. Net interest income decreased $96,000 to $1,151,000 for the quarter ended March 31, 1999 from $1,247,000 for the quarter ended March 31, 1998. This 7.7% decrease was due to a reduction of $7.7 million in average net earning assets resulting from the stock buybacks during the last 12 months. The net interest margin decreased to 3.68% for the quarter ended March 31, 1999 as compared to 3.92% for the same quarter in 1998 while the net interest rate spread increased 16 basis points to 2.84%.

         Interest Income. Interest income decreased $138,000, or 5.2%, to $2.5 million for the quarter ended March 31, 1999 from $2.6 million for the quarter ended March 31, 1998. Interest income on loans receivable decreased $111,000, or 4.4%, to $2.4 million for the quarter ended March 31, 1999 from $2.5 million for the quarter ended March 31, 1998. The average balance of loans receivable decreased 1.3% to $118.3 million for the quarter ended March 31, 1999 from the same quarter a year ago while the average yield decreased 27 basis points to 8.19%. In managing the Bank's interest rate risk, $9.1 million of existing fixed rate loans were sold with servicing retained in the second quarter of 1998. The average balance of investments and other interest earning assets decreased $880,000 from the year ago quarter resulting in $27,000 less in other interest income. As of March 31, 1999 loans receivable represented 90.3% of total assets as compared to 92.2% at March 31, 1998.

         Interest Expense. Interest expense decreased $42,000 to $1.3 million for the quarter ended March 31, 1999 from $1.4 million for the quarter ended March 31, 1998. An increase in the average balance of interest bearing liabilities of $5.2 million was offset by a reduction of 44 basis points in the average rate to 5.19% for the quarter ended March 31, 1999 from 5.63% for the quarter ended March 31, 1998. The average balance of deposits increased $2.5 million while the average rate dropped 45 basis points to 5.07%. The average balance of advances increased $2.7 million while the average rate decreased 48 basis points to 5.80%.

         Provision for Loan Losses. The Bank recorded provisions for loan losses of $14,000 and $10,000 during the quarters ended March 31, 1999 and 1998, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income increased $37,000 to $112,000 for the quarter ended March 31, 1999 from $75,000 for the quarter ended March 31, 1998. Loan sales of $4.6 million generated gains of $68,000 which represent 60.6% of total non-interest income. Management projects lower levels of loan sales going forward. Service charges and fees increased 44% to $44,000.

         Non-Interest Expense. Non-interest expense decreased $82,000 to $756,000 for the quarter ended March 31, 1999 from $838,000 for the quarter ended March 31, 1998. This decrease was due primarily to a decrease of $53,000 in compensation and benefits during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 primarily due to lower stock benefit plan expenses. The reduction in capital levels resulted in a decrease in state franchise tax of $45,000 from the previous year. Occupancy costs increased $34,000 from the previous year due to the building expansion of the home office completed in October 1998. The ratio of non-interest expense to average assets was 2.33% for the quarter ended March 31, 1999 as compared to 2.59% for the same quarter a year ago.

         Income Taxes. The Company has recorded income tax expense of $163,000 and $168,000 for the quarters ended March 31, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $6.7 million at March 31, 1999 which primarily consisted of overnight federal funds and Federal Home Loan Bank short term deposits. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to expand the Bank's lending and investment activities and pursue other capital management measures.

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

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.


                                                                                         To Be Well Capitalized
                                                               For Capital               Under Prompt Corrective
                                    Actual                  Adequacy Purposes                Action Provision
                          ---------------------------    -------------------------    ------------------------------
                                  Amount       Ratio             Amount     Ratio             Amount       Ratio
                                  ------       -----             ------     -----             ------       -----
Tangible Capital          $   21,445,379      16.67%          1,929,870     1.50%          6,432,900       5.00%
Tier I/CoreCapital            21,445,379      16.67%          3,859,740     3.00%          7,719,480       6.00%
Risk-based Capital            21,752,920      28.30%          6,150,160     8.00%          7,687,700      10.00%

YEAR 2000 READINESS DISCLOSURE

         The paragraphs of this section constitute a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act (Pub. L. No. 105-271). The Company faces risks associated with the Year 2000 date change similar to those faced by other financial institutions. Assessing, remediating, and testing information technology systems for Year 2000 compliance is a top priority for the Company. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

The Company has assigned the Manager of Information Systems to oversee the Year 2000 project. The Company has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. Most of the material data processing that could be affected by this problem is provided by the third party service bureau, Fiserv. Fiserv has represented to management that all of the core data processing code has been renovated to address the Year 2000 issue. At the present time, the Company has completed the testing phase and anticipates the documentation phase will be substantially completed by June 30, 1999.

The Company's vendors and suppliers have been contacted for written confirmation of their product readiness for Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions within the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software and item processing software; the test results, which have been documented and validated, indicate the software to be Year 2000 compliant. The Company has authorized the acceptance of proxy testing by selected data exchange service providers. Federal Financial Institution Examination Council ("FFIEC") guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service providers. since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of the Year 2000 ready software and the same hardware and operating systems. The test results, which have been documented and validated indicate the data exchange software and item processing activities to be Year 2000 compliant.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires are being completed to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that the Company has incurred or will incur material costs associated with the Year 2000 issue since it routinely upgrades and purchases technologically advanced software and hardware on a continual basis. However, some reallocation of internal resources and will be required. There can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with the Company or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, and results of operations.

Based on testing results to date, the Company's mission critical systems have been deemed to be Year 2000 compliant. Therefore, the Company's contingency plan will focus on business continuity issues affected by service outages not related to Year 2000. With regards to non-mission critical systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's March 31, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1998. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates changes immediately from March 31, 1999 levels, and remained constant at those levels thereafter.


                                                           Movement in March 31, 1999 interest rates
                                                      ----------------------------------------------------
                                                      +100 bps      +200 bps      -100 bps    -200 bps
                                                      --------      --------      --------    --------
          Net interest income decrease                   ($213)        ($425)        $212        $423
          Net income per share decrease                 ($0.07)       ($0.14)       $0.07        $0.14

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

            EXHIBIT           DESCRIPTION

              27              Financial Data Schedule

        (b) REPORTS ON FORM 8-K. With the exception of the Form 8-K filed on January 14, 1999 to announced a stock repurchase plan, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: May 13, 1999                      By:      /s/ Michael P. Brennan
                                            ------------------------------------
                                                   Michael P. Brennan
                                                   (Principal Executive Officer)



Date: May 13, 1999                      By:      /s/ John E. Essen
                                            ------------------------------------
                                                   John E. Essen
                                                   (Principal Financial Officer)