Form 10-Q
period 1999-06-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1999-08-16
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999




                   Commission File Number:           0-21385
                                           -------------------------


                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                    ----------------------------------------

        (Exact name of small business issuer as specified in its charter)



       INDIANA                                                     31-1463057
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)



3002 HARRISON AVENUE, CINCINNATI, OHIO                            45211-5789
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)



 Registrant's telephone number, including area code:         (513) 661-5735
                                                     ---------------------------


         Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes  X  No    .
                      ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at June 30, 1999 common stock, $.01 par value: 2,168,818.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
             June 30, 1999 (Unaudited) and December 31, 1998......................................................1

         Consolidated Statements of Income for the Three Months
         and Six Months Ended June 30, 1999 and 1998 (Unaudited)..................................................2

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1999 and 1998 (Unaudited)..........................................................3

         Notes to Consolidated Financial Statements (Unaudited)...................................................4

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................................................... 5

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 9


PART II.  OTHER INFORMATION
          -----------------

  Item 1.  Legal Proceedings.....................................................................................10

  Item 2.  Changes in Securities.................................................................................10

  Item 3.  Defaults Upon Senior Securities.......................................................................10

  Item 4.  Submission of Matters to a Vote of Security-Holders...................................................10

  Item 5.  Other Information.....................................................................................10

  Item 6.  Exhibits and Reports on Form 8-K......................................................................10


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition

                                                                      (Unaudited)
                                                                      June 30, 1999     December 31, 1998
                                                                      -------------     -----------------
                             ASSETS
Cash and cash equivalents                                        $        2,824,133    $        5,009,850
Mortgage backed securities available for sale                             5,986,298             1,529,042
Loans receivable, net                                                   127,791,000           118,926,081
Stock in Federal Home Loan Bank                                           1,363,700             1,141,400
Accrued interest receivable                                                 722,007               717,818
Premises and equipment, net                                               2,166,307             2,176,233
Prepaid expenses and other assets                                           547,214               370,367
                                                                 ------------------    ------------------
          Total assets                                           $      141,400,659    $      129,870,791
                                                                 ==================    ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $       91,079,248    $       87,335,911
Federal Home Loan Bank  advances                                         26,846,619            17,453,551
Advances from borrowers for taxes and insurance                             254,577               789,478
Income taxes                                                                328,518               133,823
Accrued expenses and other liabilities                                      113,592               181,518
                                                                 ------------------    ------------------
          Total liabilities                                             118,622,554           105,894,281

Stockholders' equity:
Common stock, $.01 par value, 15,000,000 shares
  authorized, 2,843,375 shares issued                                        28,434                28,434
Additional paid in capital                                               18,801,019            18,811,404
Retained income                                                          15,737,628            15,514,498
Employee Stock Ownership Plan                                            (2,320,220)           (2,419,063)
Management recognition plan                                              (1,194,751)           (1,323,363)
Treasury Stock, 674,557 and 514,557 shares at cost                       (8,288,697)           (6,647,447)
Accumulated other comprehensive income                                       14,692                12,047
                                                                 ------------------    ------------------
          Total stockholders' equity                                     22,778,105            23,976,510
                                                                 ------------------    ------------------
          Total liabilities and stockholders' equity             $      141,400,659    $      129,870,791
                                                                 ==================    ==================

See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                        ----------------------------    -----------------------------
                                                             1999          1998              1999           1998
                                                             ----          ----              ----           ----
Interest income:
  Loans receivable                                      $     2,493,850    2,367,306    $     4,914,639     4,899,924
  Mortgage-backed securities                                     55,175       32,276             76,307        66,855
  Investment securities                                              --           --                 --        10,254
  Interest-bearing deposits with banks                           79,713      120,850            146,313       190,383
                                                        ----------------------------    -----------------------------
          Total interest income                               2,628,738    2,520,432          5,137,259     5,167,416
                                                        ----------------------------    -----------------------------

Interest expense:
  Deposits                                                    1,111,951    1,135,402          2,215,483     2,302,876
  Borrowings                                                    330,075      249,211            584,309       481,385
                                                        ----------------------------    -----------------------------
          Total interest expense                              1,442,026    1,384,613          2,799,792     2,784,261
                                                        ----------------------------    -----------------------------
          Net interest income                                 1,186,712    1,135,819          2,337,467     2,383,155
Provision for loan losses                                         9,257        3,657             23,113        13,711
                                                        ----------------------------    -----------------------------
Net interest income after provision for loan losses           1,177,455    1,132,162          2,314,354     2,369,444
                                                        ----------------------------    -----------------------------

Non-interest income:
  Gain on loan sales                                              9,202      289,307             77,351       333,995
  Service charges and fees                                       46,227       40,951             90,456        71,521
                                                        ----------------------------    -----------------------------
          Total non-interest income                              55,429      330,258            167,807       405,516
                                                        ----------------------------    -----------------------------

Non-interest expenses:
  Compensation and benefits                                     451,746      427,216            895,789       924,344
  Occupancy costs                                                80,078       62,462            166,177       114,348
  Franchise tax                                                  65,856      113,590            135,061       227,580
  Federal deposit insurance premiums                             12,863       13,682             25,724        27,098
  Data processing                                                27,417       23,936             57,870        54,069
  Legal, accounting and examination fees                         17,178       44,043             36,818        78,655
  Consulting fees                                                 4,587       22,357              9,772        28,271
  Advertising                                                    18,705       11,442             37,241        23,446
  Other                                                          87,377       85,011            157,728       164,424
                                                        ----------------------------    -----------------------------
          Total non-interest expenses                           765,807      803,739          1,522,180     1,642,235
                                                        ----------------------------    -----------------------------
          Income before income tax expense                      467,077      658,681            959,981     1,132,725
Income tax expense                                              153,000      242,000            316,000       410,000
                                                        ----------------------------    -----------------------------
Net income                                              $       314,077      416,681    $       643,981       722,725
                                                        ============================    =============================
Earnings per share, basic and diluted                             $0.16        $0.18              $0.33         $0.30
                                                                  =====        =====              =====         =====

See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six months ended June 30,

                                                                               1999                1998
                                                                               ----                ----
Cash flows from operating activities:
  Net income                                                             $         643,981    $       722,725
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of premium and discounts                                     10,628              7,146
      Depreciation of premises and equipment                                       118,152             80,900
      Federal Home Loan Bank stock dividend                                        (41,000)           (37,700)
      Provision for loan loss                                                       23,113             13,711
      Gain on loan sales                                                           (77,351)          (333,995)
      Net loans originated for sale                                             (4,872,964)        (5,427,261)
      Proceeds from sale of loans                                                5,238,474         15,655,380
      Management Recognition Plan amortization                                     128,612            129,871
      Employee Stock Ownership Plan amortization                                    88,458            163,881
      Change in:
        Accrued interest receivable                                                 (4,189)               708
        Prepaid expenses and other assets                                         (176,847)          (511,128)
        Accrued expenses                                                           (12,615)            35,473
        Income taxes                                                               138,000            274,439
                                                                         -----------------    ---------------
          Net cash provided by operating activities                              1,204,452         10,774,150
                                                                         -----------------    ---------------
Cash flows from investing activities:
  Proceeds from maturing investment security                                            --          1,000,000
  Principal payments on mortgage backed securities                                 530,757            362,569
  Purchase mortgage backed securities                                           (4,994,612)                --
  Purchase of Federal Home Loan Bank Stock                                        (181,300)           (40,100)
  Net  increase in loans receivable                                             (9,176,191)        (3,391,019)
  Additions to premises and equipment                                             (108,226)          (377,665)
                                                                         -----------------    ---------------
          Net cash used in investing activities                                (13,929,572)        (2,446,215)
                                                                         -----------------    ---------------
Cash flows from financing activities
  Net (decrease) increase in deposits                                            3,743,337         (4,314,101)
  Cash dividends                                                                  (420,851)          (346,001)
  Purchase of common stock for treasury                                         (1,641,250)        (4,192,791)
  Purchase of common stock for MRP                                                      --           (607,622)
  Proceeds from Federal Home Loan Bank advances                                 10,400,000          1,000,000
  Repayment of Federal Home Loan Bank advance                                   (1,006,932)            (4,612)
  Net decrease in advances from borrowers for taxes and insurance                 (534,901)          (618,842)
                                                                         -----------------    ---------------
         Net cash (used) provided by financing activities                       10,539,403         (9,083,969)
                                                                         -----------------    ---------------
         Net decrease in cash and cash equivalents                              (2,185,717)          (756,034)
Beginning cash and cash equivalents                                              5,009,850         10,368,279
                                                                         -----------------    ---------------
Ending cash and cash equivalents                                         $       2,824,133    $     9,612,245
                                                                         =================    ===============


See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       June 30, 1999 and December 31, 1998

(1)      Basis of Presentation
         ---------------------
         The financial statements were prepared in accordance with the instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of financial condition, income and cash flows in conformity with generally accepted accounting principles. However, these financial statements have been prepared on a basis consistent with the annual financial statements and include, all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements.

(2)      Comprehensive Income
         --------------------
         Comprehensive income includes net income and other comprehensive income, which for the Company includes unrealized gains and losses on securities available for sale.


                                                                         Six months ended June 30
                                                                  ---------------------------------------
                                                                       1999                    1998
                                                                       ----                    ----
Net Income                                                        $      643,981          $       722,725
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period                        2,645                  (6,528)
                                                                  --------------          ---------------
Comprehensive income                                              $      646,626          $       716,197
                                                                  ==============          ===============


(3)      Earnings Per Share
         ------------------
         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended June 30:


                                                      Three month ended                   Six months ended

                                                           June 30                            June 30
                                                ------------------------------     ------------------------------
                                                     1999            1998               1999            1998
                                                     ----            ----               ----            ----
Net income, basic and diluted                   $      314,077         416,681     $      643,981         722,725
Average shares outstanding                           1,921,195       2,384,864          1,964,116       2,460,674
Effect of dilutive securities                            2,238           1,463              1,351           9,459
Average shares outstanding
                                                ------------------------------     ------------------------------
  including dilutive shares                          1,923,433       2,386,327          1,965,467       2,470,133
                                                ==============================     ==============================
Net income per share, basic                              $0.16           $0.18              $0.33           $0.30
                                                ==============================     ==============================
Net income per share, diluted                            $0.16           $0.18              $0.33           $0.30
                                                ==============================     ==============================

(4)      Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)
         ----------------------------------------------------------------------


                                                                         Six months ended June 30,
                                                                  ----------------------------------
                                                                          1999              1998
                                                                  ----------------------------------
Balance, January 1                                                      23,976,510        30,145,712
Net Income                                                                 643,981           722,726
Dividends on common stock                                                 (420,851)         (346,001)
Purchase of shares by management recognition plan                               --          (607,622)
Amortization of management recognition plan                                128,612           129,871
Amortization of employee stock ownership plan                               88,458           163,879
Purchase of treasury stock                                              (1,641,250)       (4,192,791)
Unrealized loss on securities available for sale, net of tax                 2,645            (6,528)
                                                                  ----------------------------------
Balance, end of period                                                  22,778,105        26,009,246
                                                                  ==================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On August 6,1999 Westwood Homestead Financial Corporation announced the signing of a definitive agreement for a strategic alliance with Camco Financial Corporation. Westwood Homestead Savings Bank will continue independent operations as a member of Camco's family of community banks. The merger will be accounted for as a purchase and is expected to close in the first quarter of 2000. Westwood Homestead shareholders will receive 0.611 shares of Camco common stock and $5.20 cash for each Westwood Homestead share.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

         Total assets increased $11.5 million, or 8.9% from $129.9 million at December 31, 1998 to $141.4 million at June 30, 1999. Loans receivable increased $8.9 million, or 7.5% from $118.9 million at December 31, 1998 to $127.8 million at June 30, 1999. To help manage interest rate risk, $5.0 million of adjustable rate mortgage backed securities were purchased increasing the investment portfolio to $6.0 million at June 30, 1999.

         Total liabilities increased $12.7 million from $105.9 million at December 31, 1998 to $118.6 million at June 30, 1999. Deposits increased $3.7 million during the six month period while Federal Home Loan Bank advances increased $9.4 million to $26.8 million at June 30, 1999.

         Stockholders' equity decreased $1.2 million as a result of the 160,000 shares of Company stock repurchased during the six month period at a cost of $1.6 million. This repurchase program combined with the special dividend paid on December 22, 1997 and the quarterly dividends reflects management's commitment to increasing shareholder value. The Company's equity to asset ratio has been reduced from 33.3% at September 30, 1996 to 16.1% at June 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Net Income. Net income for the quarter ended June 30, 1999 was $314,000, or 16 cents per share, as compared with $417,000, or 18 cents per share, for the quarter ended June 30, 1998. Return on average equity and return on average assets were 5.39% and 0.92%, respectively, for the quarter ended June 30, 1999 compared to 5.93% and 1.30%, respectively, for the same quarter in 1998. Net income for the six months ended June 30, 1999 was $644,000, or 33 cents per share, as compared with $723,000, or 30 cents per share, for the six months ended June 30, 1998.

         Net Interest Income. Net interest income increased $51,000 to $1,187,000 for the quarter ended June 30, 1999 from $1,136,000 for the quarter ended June 30, 1998. This increase was achieved despite a $4.8 million decrease in average equity. Average net interest rate spread increased 33 basis points to 2.82% for the quarter ended June 30, 1999 as compared to 2.49% for the same quarter in 1998. Net interest income for the six months ended June 30, 1999 decreased $46,000 to $2,337,000 from $2,383,000 for the six months ended June 30, 1997 as a $5.1 million decrease in average equity was partially offset by a 25 basis point increase in the net interest rate spread.

         Interest Income. Interest income increased $109,000 to $2.6 million for the quarter ended June 30, 1999. The average balance of interest earning assets increased $6.5 million from the same quarter in 1998 while the average yield decreased 7 basis points to 7.99%. Interest income on loans receivable increased $127,000, or 5.4%, to $2,494,000 for the quarter ended June 30, 1999 from
$2,367,000 for the quarter ended June 30, 1998. The average balance of loans receivable increased$6.7 million to $121.4 million for the quarter ended June 30, 1999 from the same quarter a year ago while the average yield decreased 4 basis points to 8.22%. The average balance of investments and other earning assets decreased $216,000 from the year ago quarter and a 59 basis point decrease in yield resulted in $18,000 less in other interest income. Interest income decreased $30,000 to $5.1 million for the six months ended June 30, 1999 from $5.2 million for the six months ended June 30, 1998. As of June 30, 1999 loans receivable represented 90.4% of total assets as compared to 88.0% at June 30, 1997.

         Interest Expense. Interest expense increased $57,000 to $1,442,000 for the quarter ended June 30, 1999 from $1,385,000 for the quarter ended June 30, 1998. This increase is due to a $12.3 million increase in average interest bearing liabilities and a decrease in the average cost to 5.17% for the quarter ended June 30, 1999 from 5.57% for the quarter ended June 30, 1998. The decrease in cost was primarily the result of maturing high rate long term C.Ds and lower rate advances. Interest expense increased $16,000 on $8.8 million more in interest bearing liabilities for the six months ended June 30, 1999 as the average cost decreased 42 basis points.

         Provision for Loan Losses. The Bank recorded provisions for loan losses of $9,000 and $4,000 during the quarters ended June 30, 1999 and 1998, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income decreased $275,000 to $55,000 for the quarter ended June 30, 1999 from $330,000 for the quarter ended June 30, 1998. Included in that 1998 quarter is a nonrecurring pretax gain of $217,000 from the sale of $9.1 million of fixed rate mortgages. A shift in Westwood Homestead's business plan to reduce loan sales and grow the balance sheet will likely result in lower gains from loan sales going forward. Service charges and fees increased $5,000 to $46,000 for the quarter ended June 30, 1999 from $41,000 for the quarter ended June 30, 1998. This 12.2% increase reflects the Bank's emphasis on attracting new checking accounts in the last year. Non-interest income decreased $238,000 to $168,000 for the six months ended June 30, 1999 from $406,000 for the six months ended June 30, 1998 due to the $217,000 nonrecurring gain on loan sales recorded during the six months ended June 30, 1998.

         Non-Interest Expense. Non-interest expense decreased $38,000 to $766,000 for the quarter ended June 30, 1999 from $804,000 for the quarter ended June 30, 1998. The reduction in capital levels resulted in a decreased in state franchise tax of $48,000 from the previous year. Legal and accounting fees decreased $27,000 compared to the same quarter last year. Compensation and benefits increased $25,000 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 primarily due to increased staffing. The ratio of non-interest expense to average assets was 2.25% for the quarter ended June 30, 1999 as compared to 2.50% for the same quarter a year ago. Non-interest expense decreased $120,000 to $1,522,000 for the six months ended June 30, 1999 from $1,642,000 for the six months ended June 30, 1998.

         Income Taxes. The Company recorded income tax expense of $316,000 and $410,000 for the six months ended June 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $2.8 million at June 30, 1999 which consisted primarily of overnight federal funds. In order for the Company to enhance shareholder returns and generate a competitive return on equity, management plans to continue to expand the Bank's lending and investment activities and pursue other capital management measures.

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

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                                     To Be Well Capitalized
                                                                      For Capital                    Under Prompt Corrective
                                      Actual                       Adequacy Purposes                     Action Provision
                          ------------------------------      ----------------------------      ---------------------------------
                                   Amount        Ratio                 Amount      Ratio                  Amount          Ratio
                                   ------        -----                 ------      -----                  ------          -----
Tangible Capital          $      21,872,621       16.22%              2,023,065      1.50%               6,743,550          5.00%
Tier I/Core Capital              21,872,621       16.22%              4,046,130      3.00%               8,092,260          6.00%
Risk-based Capital               22,189,420       26.53%              6,691,360      8.00%               8,364,200         10.00%

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

The Company has assigned the Manager of Information Systems to oversee the Year 2000 project. The Company has completed its awareness, assessment and renovation phases. Most of the material data processing that could be affected by this problem is provided by the third party service bureau, Fiserv. Fiserv has represented to management that all of the core data processing code has been renovated to address the Year 2000 issue. At the present time, the Company has completed the testing phase with satisfactory results in all areas.

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

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been sent to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

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

Based on testing results to date, the Company's mission critical systems have been deemed to be Year 2000 compliant. Therefore, the Company's contingency plan is focused on business continuity issues affected by service outages not directly related to Year 2000 date processing activities. With regards to non-mission critical systems, the Company's contingency plans are to replace those systems that test as being noncompliant.

Alternatively, some systems could be handled manually on an interim basis. It is anticipated that the Company's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly the Company will maintain higher liquidity levels.




Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's June 30, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1998. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates change immediately from June 30, 1999 levels, and remained constant at those levels thereafter.

                                                         Movement in June 30, 1999 interest rates
                                               -------------------------------------------------------------
                                               +100 bps         +200 bps         -100 bps      -200 bps
                                               --------         --------         --------      --------
Net interest income change                     ($344,000)       ($689,000)       $278,000      $557,000
Net income per share change                       ($0.12)          ($0.24)          $0.10         $0.19

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



                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: August 13, 1999                      By: /s/ Michael P. Brennan
                                              ----------------------------------
                                                Michael P. Brennan
                                                (Principal Executive Officer)



Date: August 13, 1999                      By: /s/ John E. Essen
                                              ----------------------------------
                                                John E. Essen
                                                (Principal Financial Officer)