Form 10-Q
period 1999-09-30
WESTWOOD HOMESTEAD FINANCIAL CORP
filed 1999-11-15
CIK 1010550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999




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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Shares outstanding at September 30, 1999 common stock, $.01 par value: 2,168,818.

                                    CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 1999 (Unaudited) and December 31, 1998.............    1

         Consolidated Statements of Income for the Three Months
         and Nine Months Ended September 30, 1999 and 1998 (Unaudited)....    2

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998 (Unaudited).............    3

         Notes to Consolidated Financial Statements (Unaudited)...........    4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................    5

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         9

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................   10

  Item 2.  Changes in Securities..........................................   10

  Item 3.  Defaults Upon Senior Securities................................   10

  Item 4.  Submission of Matters to a Vote of Security-Holders............   10

  Item 5.  Other Information..............................................   10

  Item 6.  Exhibits and Reports on Form 8-K...............................   10


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition

                                                              (Unaudited)
                                                           September 30, 1999      December 31, 1998
                                                           ------------------      -----------------
                            ASSETS
Cash and cash equivalents                                    $   3,583,084          $   5,009,850
Mortgage backed securities available for sale                    5,483,218              1,529,042
Loans receivable, net                                          135,649,663            118,926,081
Stock in Federal Home Loan Bank                                  1,538,900              1,141,400
Accrued interest receivable                                        809,320                717,818
Premises and equipment, net                                      2,128,140              2,176,233
Prepaid expenses and other assets                                  516,007                370,367
                                                             -------------          -------------
          Total assets                                       $ 149,708,332          $ 129,870,791
                                                             =============          =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $  95,536,001          $  87,335,911
Federal Home Loan Bank  advances                                30,243,046             17,453,551
Advances from borrowers for taxes and insurance                    567,140                789,478
Income taxes                                                       381,934                133,823
Accrued expenses and other liabilities                             103,872                181,518
                                                             -------------          -------------
          Total liabilities                                    126,831,993            105,894,281

Stockholders' equity:
Common stock, $.01 par value, 15,000,000
  shares authorized, 2,843,375 shares issued                        28,434                 28,434
Additional paid in capital                                      18,770,022             18,811,404
Retained income                                                 15,717,516             15,514,498
Employee Stock Ownership Plan                                   (2,259,148)            (2,419,063)
Management recognition plan                                     (1,089,818)            (1,323,363)
Treasury Stock, 674,557 and 514,557 shares at cost              (8,288,697)            (6,647,447)
Accumulated other comprehensive income                              (1,970)                12,047
                                                             -------------          -------------
          Total stockholders' equity                            22,876,339             23,976,510
                                                             =============          =============
          Total liabilities and stockholders' equity         $ 149,708,332          $ 129,870,791
                                                             =============          =============



See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                       September 30,
                                                            ----------------------------         ----------------------------
                                                               1999              1998               1999              1998
                                                               ----              ----               ----              ----
Interest income:
  Loans receivable                                          $2,709,052         2,378,123         $7,623,691         7,278,046
  Mortgage-backed securities                                    81,294            31,625            157,601            98,480
  Investment securities                                             --                --                 --            10,254
  Interest-bearing deposits with banks                          53,215           116,821            199,529           307,205
                                                            ----------------------------         ----------------------------
          Total interest income                              2,843,561         2,526,569          7,980,821         7,693,985
                                                            ----------------------------         ----------------------------


Interest expense:
  Deposits                                                   1,172,881         1,127,707          3,388,364         3,430,582
  Borrowings                                                   426,245           251,402          1,010,554           732,788
                                                            ----------------------------         ----------------------------
          Total interest expense                             1,599,126         1,379,109          4,398,918         4,163,370
                                                            ----------------------------         ----------------------------
          Net interest income                                1,244,435         1,147,460          3,581,903         3,530,615
Provision for loan losses                                       10,048            22,160             33,161            35,871
                                                            ----------------------------         ----------------------------
Net interest income after provision for loan losses          1,234,387         1,125,300          3,548,742         3,494,744
                                                            ----------------------------         ----------------------------


Non-interest income:
  Gain on loan sales                                                --            34,285             77,351           368,280
  Service charges and fees                                      52,468            41,651            142,924           113,172
                                                            ----------------------------         ----------------------------
          Total non-interest income                             52,468            75,936            220,275           481,452
                                                            ----------------------------         ----------------------------

Non-interest expenses:
  Compensation and benefits                                    481,787           423,548          1,377,577         1,347,892
  Occupancy costs                                               74,974            65,049            241,151           179,397
  Franchise tax                                                 65,856           113,390            200,917           340,970
  Federal deposit insurance premiums                            12,694            12,652             38,418            39,750
  Data processing                                               27,277            17,129             85,147            71,198
  Legal, accounting and examination fees                        81,560            49,614            118,378           128,269
  Consulting fees                                               53,975             5,505             63,746            33,776
  Advertising                                                   26,324            14,211             63,566            37,656
  Other                                                         88,947            73,467            246,675           237,892
                                                            ----------------------------         ----------------------------
          Total non-interest expenses                          913,394           774,565          2,435,575         2,416,800
                                                            ----------------------------         ----------------------------
          Income before income tax expense                     373,461           426,671          1,333,442         1,559,396
Income tax expense                                             163,000           147,000            479,000           557,000
                                                            ----------------------------         ----------------------------
Net income                                                  $  210,461           279,671         $  854,442         1,002,396
                                                            ============================         ============================
Earnings per share, basic and diluted                       $     0.11         $    0.13         $     0.44         $    0.42


See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine months ended September 30,
                                                                               1999                 1998
                                                                               ----                 ----
Cash flows from operating activities:
  Net income                                                              $    854,442          $  1,002,396
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net amortization of premium and discounts                                 24,295                 8,039
      Depreciation of premises and equipment                                   169,754               126,023
      Federal Home Loan Bank stock dividend                                    (67,600)              (57,800)
      Provision for loan loss                                                   33,161                35,871
      Gain on loan sales                                                       (77,351)             (368,280)
      Net loans originated for sale                                         (4,872,964)           (8,400,761)
      Proceeds from sale of loans                                            5,238,474            17,867,615
      Management Recognition Plan amortization                                 206,355               194,807
      Employee Stock Ownership Plan amortization                               145,723               229,925
      Change in:
        Accrued interest receivable                                            (91,502)               (9,177)
        Prepaid expenses and other assets                                     (145,640)             (385,624)
        Accrued expenses                                                       (22,335)               42,679
        Income taxes                                                           200,000               254,239
                                                                          ------------          ------------
          Net cash provided by operating activities                          1,594,812            10,539,952
                                                                          ------------          ------------
Cash flows from investing activities:
  Proceeds from maturing investment security                                        --             1,000,000
  Principal payments on mortgage backed securities                             994,924               437,478
  Purchase mortgage backed securities                                       (4,994,612)                   --
  Purchase of Federal Home Loan Bank Stock                                    (329,900)              (40,100)
  Net  increase in loans receivable                                        (17,044,902)           (6,128,216)
  Additions to premises and equipment                                         (121,661)           (1,041,182)
                                                                          ------------          ------------
          Net cash used in investing activities                            (21,496,151)           (5,772,020)
                                                                          ------------          ------------
Cash flows from financing activities
  Net (decrease) increase in deposits                                        8,200,090            (3,294,488)
  Cash dividends                                                              (651,424)             (574,575)
  Purchase of common stock for treasury                                     (1,641,250)           (5,517,822)
  Purchase of common stock for MRP                                                  --              (607,622)
  Proceeds from Federal Home Loan Bank advances                             17,800,000             2,000,000
  Repayment of Federal Home Loan Bank advance                               (5,010,505)               (7,905)
  Net decrease in advances from borrowers for taxes and insurance             (222,338)             (345,828)
                                                                          ------------          ------------
         Net cash (used) provided by financing activities                   18,474,573            (8,348,240)
                                                                          ------------          ------------
         Net decrease in cash and cash equivalents                          (1,426,766)           (3,580,308)
Beginning cash and cash equivalents                                          5,009,850            10,368,279
                                                                          ------------          ------------
Ending cash and cash equivalents                                          $  3,583,084          $  6,787,971
                                                                          ============          ============


See accompanying notes.

                    WESTWOOD HOMESTEAD FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                    September 30, 1999 and December 31, 1998

(1)      Basis of Presentation

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

                                                                           Nine months ended September 30
                                                                         ----------------------------------
                                                                            1999                    1998
                                                                            ----                    ----
         Net Income                                                      $  854,442            $ 1,002,396
         Other comprehensive income, net of tax:
         Unrealized holding losses arising during the period                (14,017)                (7,375)
                                                                         ----------            -----------
         Comprehensive income                                            $  840,425            $   995,021
                                                                         ==========            ===========


(3)      Earnings Per Share

         The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three and nine months ended September 30:

                                                             Three months ended             Nine months ended
                                                                September 30                   September 30
                                                          ===========================    =========================
                                                              1999          1998             1999          1998
                                                              ----          ----             ----          ----
         Net income, basic and diluted                    $   210,461        279,671     $   854,442     1,002,396
         Average shares outstanding                         1,894,916      2,221,199       1,941,049     2,380,849
         Effect of dilutive securities                          4,024          8,496           2,242         9,138
                                                          -----------     ----------     -----------    ----------
         Average shares outstanding
           including dilutive shares                        1,898,940      2,229,695     $ 1,943,291     2,389,987
                                                          ===========     ==========     ===========    ==========
         Net income per share, basic                      $      0.11     $     0.13     $      0.44    $     0.42
                                                          ===========     ==========     ===========    ==========
         Net income per share, diluted                    $      0.11     $     0.13     $      0.44    $     0.42
                                                          ===========     ==========     ===========    ==========


(4)      Consolidated Statement of Changes in Stockholders' Equity  (Unaudited)

                                                                       Nine months ended September 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
Balance, January 1                                                   $ 23,976,510          $ 30,145,712
Net Income                                                                854,442             1,002,396
Dividends on common stock                                                (651,424)             (574,575)
Purchase of shares by management recognition plan                              --              (607,622)
Amortization of management recognition plan                               206,355               194,807
Amortization of employee stock ownership plan                             145,723               229,925
Purchase of treasury stock                                             (1,641,250)           (5,517,822)
Unrealized loss on securities available for sale, net of tax              (14,017)               (7,375)
                                                                     ------------          ------------
Balance, end of period                                               $ 22,876,339          $ 24,865,446
                                                                     ============          ============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED SALE OF THE COMPANY

         On August 6,1999 Westwood Homestead Financial Corporation announced the signing of a definitive agreement for a strategic alliance with Camco Financial Corporation. Westwood Homestead Savings Bank will continue independent operations as a member of Camco's family of community banks. The merger will be accounted for as a purchase. Consummation is subject to shareholder and regulatory approval and is expected in the first quarter of 2000. Westwood Homestead shareholders will receive 0.611 shares of Camco common stock and $5.20 cash for each Westwood Homestead share.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

         Total assets increased $19.8 million, or 15.2% from $129.9 million at December 31, 1998 to $149.7 million at September 30, 1999. Loans receivable increased $16.7 million, or 14.1% from $118.9 million at December 31, 1998 to $135.6 million at September 30, 1999. To help manage interest rate risk, $5.0 million of adjustable rate mortgage backed securities were purchased increasing the investment portfolio to $5.5 million at September 30, 1999.

         Total liabilities increased $20.9 million from $105.9 million at December 31, 1998 to $126.8 million at September 30, 1999. Deposits increased $8.2 million during the nine month period while Federal Home Loan Bank advances increased $12.7 million to $30.2 million at September 30, 1999.

         Stockholders' equity decreased $1.1 million primarily as a result of the 160,000 shares of Company stock repurchased during the nine month period at a cost of $1.6 million. The Company's equity to asset ratio has been reduced from 33.3% at September 30, 1996 to 15.3% at September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net Income. Net income for the quarter ended September 30, 1999 was $210,000, or 11 cents per share, as compared with $280,000, or 13 cents per share, for the quarter ended September 30, 1998. Included in the quarter are $119,000 of expenses relating to the merger with Camco Financial (NASDAQ - CAFI) scheduled to close in first quarter 2000. Excluding these merger related expenses the Company earned $330,000, or 17 cents per share. Return on average equity and return on average assets were 3.64% and 0.58%, respectively, for the quarter ended September 30, 1999 compared to 4.85% and 0.83%, respectively, for the same quarter in 1998. Net income for the nine months ended September 30, 1999 was $854,000, or 44 cents per share, as compared with $1,002,000, or 42 cents per share, for the nine months ended September 30, 1998.

         Net Interest Income. Net interest income increased $97,000 to $1,244,000 for the quarter ended September 30, 1999 from $1,147,000 for the quarter ended September 30, 1998. This increase was achieved despite a $2.9 million decrease in average equity due to the stock repurchases in the last twelve months. Average net interest rate spread increased 8 basis points to 2.80% for the quarter ended September 30, 1999 as compared to 2.72% for the same quarter in 1998. Net interest income for the nine months ended September 30, 1999 increased $51,000 to $3,582,000 from $3,531,000 for the nine months ended September 30, 1998 as a $4.4 million decrease in average equity was more than offset by a 24 basis point increase in the net interest rate spread.

         Interest Income. Interest income increased $317,000 to $2.8 million for the quarter ended September 30, 1999. The average balance of interest earning assets increased $19.5 million from the same quarter in 1998 while the average yield decreased 24 basis points to 8.04%. Interest income on loans receivable increased $331,000, or 13.9%, to $2,709,000 for the quarter ended September 30, 1999 from $2,378,000 for the quarter ended September 30, 1998. The average balance of loans receivable increased $20.0 million to $132.1 million for the quarter ended September 30, 1999 from the same quarter a year ago while the average yield decreased 28 basis points to 8.20%. The average balance of investments and other earning assets decreased $430,000 from the year ago quarter and a 31 basis point decrease in yield resulted in $14,000 less in other interest income. Interest income increased $287,000 to $8.0 million for the nine months ended September 30, 1999 from $7.7 million for the nine months ended September 30, 1998. As of September 30, 1999 loans receivable represented 90.6% of total assets as compared to 89.9% at September 30, 1998.

         Interest Expense. Interest expense increased $220,000 to $1,599,000 for the quarter ended September 30, 1999 from $1,379,000 for the quarter ended September 30, 1998. This increase is due to a $22.9 million increase in average interest bearing liabilities and a decrease in the average cost to 5.24% for the quarter ended September 30, 1999 from 5.56% for the quarter ended September 30, 1998. The decrease in cost was primarily the result of maturing high rate long term C.Ds and lower rate advances. Interest expense increased $236,000 on $14.4 million more in interest bearing liabilities for the nine months ended September 30, 1999 as the average cost decreased 44 basis points.

         Provision for Loan Losses. The Bank recorded provisions for loan losses of $10,000 and $22,000 during the quarters ended September 30, 1999 and 1998, respectively. The loan portfolio is regularly reviewed by management, including problem loans, and changes in the relative makeup to determine whether any loans require classification or the establishment of additional reserves.

         Non-Interest Income. Non-interest income decreased $24,000 to $52,000 for the quarter ended September 30, 1999 from $76,000 for the quarter ended September 30, 1998. A shift in Westwood Homestead's business plan to reduce loan sales and grow the balance sheet has resulted in no gains from loan sales in the current quarter as compared to $34,000 in the quarter ended September 30, 1998. Service charges and fees increased $10,000 to $52,000 for the quarter ended September 30, 1999 from $42,000 for the quarter ended September 30, 1998. This 23.8% increase reflects the Bank's emphasis on attracting new checking accounts in the last year. Non-interest income decreased $261,000 to $220,000 for the nine months ended September 30, 1999 from $481,000 for the nine months ended September 30, 1998 due largely to a nonrecurring pretax gain of $217,000 from the sale of $9.1 million of fixed rate mortgages recorded during the nine months ended September 30, 1998.

         Non-Interest Expense. Non-interest expense increased $138,000 to $913,000 for the quarter ended September 30, 1999 from $775,000 for the quarter ended September 30, 1998. Compensation and benefits increased $58,000 during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 primarily due to increased benefit expenses. The lower capital levels reduced state franchise tax by $47,000 from the previous year. Merger related expenses of $119,000 caused an increase in legal and consulting fees. Radio and television promotions during the quarter increased advertising expenses by $12,000 over the previous year. Non-interest expense increased $19,000 to $2,436,000 for the nine months ended September 30, 1999 from $2,417,000 for the nine months ended September 30, 1998.

         Income Taxes. The Company recorded federal income tax expense of $479,000 and $557,000 for the nine months ended September 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $3.6 million at September 30, 1999 which consisted primarily of overnight federal funds. Management believes that current liquidity levels are adequate to fund daily operations.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the table below ) of Tangible, Tier I/Core and Risk-based capital (as defined in the regulations). Management believes, as of September 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.



                                                                                               To Be Well Capitalized
                                                                    For Capital               Under Prompt Corrective
                                       Actual                    Adequacy Purposes                Action Provision
                             -------------------------          -------------------            ----------------------
                                 Amount         Ratio            Amount       Ratio             Amount          Ratio
                                 ------         -----            ------       -----             ------          -----
Tangible Capital             $ 22,214,235      15.27%           2,181,824     1.50%            7,272,747        5.00%
Tier I/Core Capital            22,214,235      15.27%           4,363,648     3.00%            8,727,297        6.00%
Risk-based Capital             22,541,082      25.34%           7,117,280     8.00%            8,896,600       10.00%



YEAR 2000 READINESS DISCLOSURE

The paragraphs of this section constitute a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act (Pub. L. No. 105-271). The Company faces risks associated with the Year 2000 date change similar to those faced by other financial institutions. Assessing, remediating, and testing information technology systems for Year 2000 compliance has been a top priority for the Company. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing, and contingency planning.

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

Based on testing results, the Company's mission critical systems have been deemed to be Year 2000 compliant. Therefore, the Company's contingency plan is focused on business continuity issues affected by service outages not directly related to Year 2000 date processing activities. With regards to non-mission critical systems, the Company's contingency plans are to replace those systems that test as being noncompliant. Alternatively, some systems could be handled manually on an interim basis. It is anticipated that the

Company's deposit customers will have increased demands for cash in the fourth quarter of 1999 and correspondingly the Company will maintain higher liquidity levels.




Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Bank's September 30, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicate no significant changes in the Bank's exposure to interest rate changes since December 31, 1998. The table below illustrates the simulation analysis of the impact of a 100 or 200 basis point upward or downward movement in interest rates. The impact of the rate movement was simulated as if rates change immediately from September 30, 1999 levels, and remained constant at those levels thereafter.

                                                         Movement in September 30, 1999 interest rates
                                                      ----------------------------------------------------
                                                       +100 bps        +200 bps      -100 bps     -200 bps
                                                       --------        --------      --------     --------
      Net interest income change                      ($357,000)      ($715,000)     $301,000     $603,000
      Net income per share change                       ($0.12)        ($0.25)         $0.10        $0.21


                           PART II OTHER INFORMATION

1. ITEM LEGAL PROCEEDINGS

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank is a party or to which any of its property is subject.


2. ITEM CHANGES IN SECURITIES

         None


3. ITEM DEFAULTS UPON SENIOR SECURITIES

         None


4. ITEM SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None


5. ITEM OTHER INFORMATION

         None

6. ITEM EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits. The following exhibits are being filed with this report.

                  Exhibit          Description
                  -------          -----------
                    27             Financial Data Schedule

         (b) Reports on Form 8-K. With the exception of the Form 8-K filed on August 12, 1999 to announce the signing of a definitive agreement with Camco Financial, there were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WESTWOOD HOMESTEAD FINANCIAL CORPORATION



Date: November 12, 1999                 By:     /s/ Michael P. Brennan
                                             --------------------------------
                                             Michael P. Brennan
                                             (Principal Executive Officer)



Date: November 12, 1999                 By:    /s/ John E. Essen
                                             --------------------------------
                                             John E. Essen
                                             (Principal Financial Officer)